Form 10-Q
period 1995-01-29
SKI LTD
filed 1995-03-15
CIK 755499

15

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                  Washington, D. C.  20549

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 29, 1995       Commission File Number 0-13055

                         S-K-I Limited
          (Exact name of registrant as specified in its charter)

         Delaware                                 03-0294233
(State or other jurisdiction of            (I.R.S.Employer Identification No.)
 incorporation or organization)

     Airport Exec. Plaza, Suite 5
     PO Box 5494
     West Lebanon, NH                                  03784
(Address of principal executive office)               Zip Code


Registrant's telephone number, including area code :  603-298-5583

               c/o Killington Ltd., Killington, VT 05751
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                         Outstanding at January 29, 1995

Common Stock $.10 Par Value                       5,783,307




                         S-K-I LTD.
                      TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION:                       Page No.

     Item 1.        Financial Statements

     Consolidated Statement of Operations (Unaudited)
     Three Months Ended January 29, 1995
     and January 23, 1994                                    3

     Consolidated Statement of Operations (Unaudited)
     Six Months Ended January 29, 1995
     and January 23, 1994                                    4

     Consolidated Balance Sheet (Unaudited)
     As of January 29, 1995 and
     January 23, 1994                                        5-6

     Consolidated Balance Sheet
     As of January 29, 1995 (Unaudited) and
     July 31, 1994 (Audited)                                7-8

     Consolidated Statement of Cash Flows (Unaudited)
     Six Months Ended January 29, 1995 and
     January 23, 1994                                       9

     Notes to (Unaudited) Condensed Consolidated
       Financial Statements                                 10-11

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                12-13

PART II.  OTHER INFORMATION

     Item 4.        Submission of Matters to a Vote of
                    Security Holders                        14

     Item 5.        Other Information                       14

     Item 6.        Exhibits and Reports on Form 8-K        14

     Signature Page                                         15



                        S-K-I LTD.

Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp. and Waterville Valley Ski Area Ltd.

Consolidated Statement of Operations (Note 1)     For the Three Months Ended

                                               January 29,     January 23,
                                                   1995            1994
                                               (Unaudited)     (Unaudited)

Revenues                                        $50,104,232     $37,213,628

Expenses:
   Cost of operations including
    wages, maintenance and supplies              20,731,395      15,529,675

   Other taxes                                    3,266,631       2,731,020
   Utilities                                      4,462,677       3,679,725
   Insurance                                      2,622,260       2,120,949
   Selling, general and administrative
    expenses                                      7,334,328       5,335,270
   Interest                                       1,226,650         595,374
   Depreciation and amortization(Note 2)          6,755,347       5,269,524

    Total expenses                               46,399,288      35,261,537

Income before provision for income taxes          3,704,944       1,952,091


Provision for income taxes (Note 2)               1,411,446         800,357


Net income before minority interest               2,293,498       1,151,734


Minority interest in net income of
   consolidated subsidiary (Note 9)                 128,573               0


Net income                                      $ 2,164,925     $ 1,151,734

Net income per common share (Note 4)            $       .37     $       .20


Retained earnings, beginning of period          $45,058,970     $42,513,546
Add:   Net Income                                 2,164,925       1,151,734

Less:  Dividends paid on common
       stock (Note 8)                               693,997         635,545


Retained earnings, end of period                $46,529,898     $43,029,735

See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.



                           S-K-I LTD.

Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp. and Waterville Valley Ski Area Ltd.

Consolidated Statement of Operations (Note 1)     For the Six Months Ended
                                               January 29,     January 23,
                                                   1995            1994
                                               (Unaudited)       (Unaudited)

Revenues                                       $56,221,438       $42,778,865

Expenses:
   Cost of operations including
    wages, maintenance and supplies             27,667,612        21,090,517
   Other taxes                                   4,237,845         3,579,145
   Utilities                                     5,342,485         4,340,468
   Insurance                                     3,556,281         2,819,406
   Selling, general and administrative
    expenses                                    11,457,415         8,375,521
   Interest                                      1,880,819         1,130,901
   Depreciation and amortization (Note 2)        6,924,299         5,433,559


    Total expenses                              61,066,756        46,769,517

(Loss) before income tax benefit               ( 4,845,318)      ( 3,990,652)
Income tax benefit (Note 2)                    ( 1,720,466)      ( 1,636,167)

Net (loss) before minority interest            ( 3,124,852)      ( 2,354,485)

Minority interest in net (loss) of
   consolidated subsidiary (Note 9)            (   318,039)                0

Net (loss)                                    $( 2,806,813)     $( 2,354,485)

Net (loss) per common share (Note 4)          $       (.49)     $       (.41)

Retained earnings, beginning of period        $ 50,030,708      $ 46,019,765
Less:  Net (loss)                              ( 2,806,813)      ( 2,354,485)

Less:  Dividends paid on common
       stock (Note 8)                              693,997           635,545


Retained earnings, end of period              $ 46,529,898      $ 43,029,735

See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.



                              S-K-I LTD.

Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp. and Waterville Valley Ski Area Ltd.


Consolidated Balance Sheet
                                           January 29,    January 23,
                                                  1995           1994
ASSETS                                     (Unaudited)    (Unaudited)

Current Assets:
   Cash and short-term investments
    (at cost, which approximates
     market value)                       $   8,041,141    $   6,683,382 (1)
   Accounts receivable                       2,376,720        1,691,802 (1)
   Notes receivable                            260,670          725,047
   Inventories                               5,957,245        4,631,766
   Prepaid expenses                          2,285,860        1,719,500 (1)

     TOTAL CURRENT ASSETS                   18,921,636       15,451,497


Property and equipment, at cost:
   Buildings & grounds                      38,607,465       27,386,974 (1)
   Machinery and equipment                  64,728,155       52,673,763 (1)
   Leasehold improvements                   61,417,171       52,594,296 (1)
   Lifts/liftlines & trails on
     corporate property                     29,832,397       16,056,245 (1)

                                           194,585,188      148,711,278

Less - accumulated depreciation and
   amortization                             96,355,574       84,553,066

                                            98,229,614       64,158,212

Construction in progress                    16,330,373       13,212,733
Land and development costs                  14,494,258       11,118,765

     NET PROPERTY AND EQUIPMENT            129,054,245       88,489,710

Deferred charges and other assets            3,248,372        2,354,789 (1)

    TOTAL ASSETS                          $151,224,253     $106,295,996

(1) Reclassified to conform with the Fiscal 1995 presentation.


See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.



                           S-K-I LTD.
Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp. and Waterville Valley Ski Area Ltd.


Consolidated Balance Sheet
                                       January 29, 1995   January 23, 1994
LIABILITIES AND STOCKHOLDERS' EQUITY      (Unaudited)       (Unaudited)

Current Liabilities:
   Current portion of long-term debt
    and subordinated debentures          $  2,292,187      $      700,326
   Accounts payable                         6,361,648           4,629,110 (1)
   Federal income tax refundable(Note 2)  ( 1,459,793)      (   1,436,027)
   Accrued lease payments - Vermont           509,602             489,902
   Accrued wages, profit sharing and
    incentive compensation                  1,449,801           1,078,705 (1)
   Deposits and other unearned revenue      5,371,805           3,980,785 (1)
   Other accrued expenses (Note 6)          9,987,709           7,602,691 (1)

      TOTAL CURRENT LIABILITIES            24,512,959          17,045,492

Long-term debt                             48,185,470          16,352,141

Subordinated 6% debentures                  6,493,500           6,840,000

Subordinated 8% debentures                  4,906,500           4,906,500

Deferred income taxes (Note 2)              7,757,253           7,792,919 (1)

Other long-term liabilities (Note 6)        3,809,818           3,205,970

Minority interest in consolidated
subsidiary (Note 9)                         1,857,099                   0

      TOTAL LIABILITIES                    97,522,599          56,143,022


Stockholders' Equity
   Common stock                               578,332             577,768
   Paid-in capital                          6,593,424           6,545,471
   Retained earnings                       46,529,898          43,029,735
      TOTAL STOCKHOLDERS' EQUITY           53,701,654          50,152,974


TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                 $151,224,253        $106,295,996


(1) Reclassified to conform with the Fiscal 1995 presentation.


See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.



                         S-K-I LTD.

Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp. and Waterville Valley Ski Area Ltd.


Consolidated Balance Sheet
                                         January 29, 1995    July 31, 1994
 ASSETS                                     (Unaudited)         (Audited)

Current Assets:
   Cash and short-term investments
    (at cost, which approximates
     market value)                        $   8,041,141      $  2,704,302
   Accounts receivable                        2,376,720         1,423,430
   Notes receivable                             260,670           371,739
   Inventories                                5,957,245         3,472,492
   Prepaid expenses                           2,285,860         1,456,222

     TOTAL CURRENT ASSETS                    18,921,636         9,428,185


Property and equipment, at cost:
   Buildings & grounds                       38,607,465        32,730,561 (1)
   Machinery and equipment                   64,728,155        71,690,813 (1)
   Leasehold improvements                    61,417,171        39,066,623 (1)
   Lifts/liftlines & trails on
    corporate property                       29,832,397        16,162,939 (1)

                                            194,585,188       159,650,936

Less - accumulated depreciation and
   amortization                              96,355,574        86,638,454

                                             98,229,614        73,012,482

Construction in progress                     16,330,373         8,996,570
Land and development costs                   14,494,258        12,762,352

     NET PROPERTY AND EQUIPMENT             129,054,245        94,771,404

Deferred charges and other assets             3,248,372         2,590,419

    TOTAL ASSETS                           $151,224,253      $106,790,008

See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.



                              S-K-I LTD.
Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp. and Waterville Valley Ski Area Ltd.


Consolidated Balance Sheet
                                           January 29,1995    July 31, 1994
LIABILITIES AND STOCKHOLDERS' EQUITY          (Unaudited)       (Audited)

Current Liabilities:
   Current portion of long-term debt
    and subordinated debentures              $  2,292,187     $    955,746
   Accounts payable                             6,361,648        1,741,131
   Federal income tax (receivable)
    payable (Note 2)                          ( 1,459,793)         257,684
   Accrued lease payments - Vermont               509,602        1,171,865
   Accrued wages, profit sharing and
    incentive compensation                      1,449,801          464,907
   Deposits and other unearned revenue          5,371,805          695,328
   Other accrued expenses (Note 6)              9,987,709        4,184,664

      TOTAL CURRENT LIABILITIES                24,512,959        9,471,325

Long-term debt                                 48,185,470       17,766,857

Subordinated 6% debentures                      6,493,500        6,493,500

Subordinated 8% debentures                      4,906,500        4,906,500

Deferred income taxes (Note 2)                  7,757,253        7,478,492

Other long-term liabilities (Note 6)            3,809,818        3,487,042

Minority interest in consolidated
 subsidiary (Note 9)                            1,857,099                0


      TOTAL LIABILITIES                        97,522,599       49,603,716

Stockholders' Equity
   Common stock                                   578,332          578,144
   Paid-in capital                              6,593,424        6,577,440
   Retained earnings                           46,529,898       50,030,708
      TOTAL STOCKHOLDERS' EQUITY               53,701,654       57,186,292


TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                     $151,224,253     $106,790,008


See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.



                             S-K-I LTD.
Item 1.     Financial Statements
Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp. and Waterville Valley.

Consolidated Statement of Cash Flows             For the Six Months Ended
                                        January 29, 1995    January 23, 1994
                                           (Unaudited)         (Unaudited)
Cash flows from operating activities:
   Net (loss)                             $( 2,806,813)     $( 2,354,485)
   Non-cash items included in net loss):
   Minority interest in net loss of
    subsidiary                             (   318,039)                0
    Depreciation and amortization            6,924,299         5,433,559

   SUBTOTAL                                  3,799,447         3,079,074
   Changes in assets and liabilities:
    Increase in accounts receivable        (   726,526)      (   697,919) (1)
    Decrease in notes receivable               111,069            10,134
    Increase in inventories                ( 2,035,408)      ( 1,373,482)
    Decrease in non-current note receivable          0           296,621
    Increase in prepaid expenses           (   351,615)      (   806,753) (1)
    Increase in accounts payable             3,967,327         3,862,359  (1)
    Decrease  in income taxes payable      ( 1,721,807)      ( 1,756,843)
    Decrease in accrued lease
     payments - Vermont                    (   662,263)      (   632,126) (1)
    Increase in accrued wages,profit
     sharing and incentive compensation        984,894             5,392  (1)
    Increase in deposits and other
     unearned revenue                        3,930,286         3,472,164  (1)
    Increase in other accrued expenses       3,971,937         4,179,884  (1)
    Increase  in other long-term
     liabilities                               601,537           160,597
CASH FLOW PROVIDED BY OPERATING
  ACTIVITIES AFTE  CHANGES IN ASSETS
  AND LIABILITIES                           11,868,878         9,799,102
Cash flows from investing activities:
   Additions to property and equipment     (17,310,439)      ( 9,913,524)
   Deletions to land and development             1,450                 0
   Net book value of property and
    equipment sold                              39,310                 0
   Other                                   (   578,022)                0
   Business acquired less cash on
    hand from business acquired            (12,552,020)                0
NET CASH USED FOR INVESTING ACTIVITIES     (30,399,721)      ( 9,913,524)
Cash flows from financing  activities:
   Proceeds from issuance of
    long-term debt                          24,206,022        18,000,000
   Reductions in long-term debt and
    subordinated debentures                (   996,956)      (18,020,266)
   Increase(decrease) in current
    portion of long-term debt and
    subordinated debentures                  1,336,441       (   125,969)
   Proceeds from issuance of common stock       16,172            96,114
   Payment of dividend                     (   693,997)      (   635,545)
   Other                                             0       (    16,915)
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                      23,867,682       (   702,581)

Net increase(decrease) in cash and
  short-term investments                     5,336,839       (   817,003) (1)
Cash and short-term investments at
  beginning of year                          2,704,302         7,500,385
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                            $ 8,041,141       $ 6,683,382  (1)
Interest paid                              $ 1,477,308       $ 1,091,811
Income taxes paid, net of refunds              281,350           404,564

(1) Reclassified to conform with the Fiscal 1995 presentation.
See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.

                         S-K-I LTD.

PART 1.   NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED
                 FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 29, 1995, January 23, 1994 and July 31, 1994, the results of operations for the three months and six months ended January 29, 1995 and January 23, 1994 and cash flows for the six months ended January 29,1995 and January 23, 1994. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the consolidated financial statements in the 1994 Annual Report to the Securities and Exchange Commission on Form 10-K.

2.   Income Taxes

     The provision for taxes on income is based on a projected annual effective tax rate. The Company has reflected an effective tax rate through the second quarter of approximately 36%. The difference from the Company's Fiscal 1994 actual annual effective tax rate of 40.5% is due to the fiscal year to date losses at Sugarloaf Mountain Corp., for which a tax benefit has not been recorded.

     Deferred income taxes include the cumulative reduction in current taxes payable resulting principally from the excess of depreciation reported for tax purposes over that reported for financial purposes.

3.   Seasonal Business

     Results for interim periods are not indicative of results to be expected for the year, due to the seasonal nature of the business (skiing resorts).

4.   Net Income per Common Share

     Earnings per Common Share figures are based on the average shares outstanding during the second quarter of 5,782,995 and year to date of 5,782,503 (5,764,020 in second quarter Fiscal 1994 and 5,727,707 year to date Fiscal 1994). Shares issuable upon the exercise of stock options grants have not been included in the per share computation because they would not have a material effect on earnings per share.

5.   Stock Options

     The 1988 Incentive Stock Option Plan authorized 168,750 shares of common stock to be optioned. On November 18, 1994 the stockholders approved an additional 100,000 shares. In the second quarter of Fiscal 1995, options
     for 22,750 shares were granted,   625 shares were
     exercised and no shares were forfeited.

     In the first quarter of Fiscal 1995, options for 25,500
     were granted, 1,250 shares were exercised and 2,000 shares were forfeited.

     The 1982 Stock Option Plan authorized 187,500 shares of common stock to be optioned. No shares were granted, exercised or forfeited under this plan during the first or second quarters 1995.

6.   General Liability

     Provision is made for the estimated costs under the deductible portion of S-K-I's general liability insurance policies. The balance of such reserves at January 29, 1995, July 31, 1994 and January 23, 1994
     were $3,556,741, $4,707,558, and $3,740,298
     respectively. Of such amounts, $3,048,634, $3,487,042 and $3,205,970 are included in other long-term liabilities at January 29, 1995, July 31, 1994 and
     January 23, 1994, respectively, with the remaining balance included in other accrued expenses.

7.   Postretirement Health Care and Life Insurance Benefits

     The Company does not provide health care and life insurance benefits for retired employees who reach normal retirement age. The adoption of SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, has no effect on the Company's financial position or results of operation.

8.   Dividend Paid

     During November 1994, the Board of Directors declared a
     $.12 per share dividend on Common Stock payable to
     stockholders of record on December 16, 1994.   The
     dividend was paid on January 20, 1995.

9.   Business Developments

     On August 24, 1994, the Company acquired 51% of the outstanding shares of capital stock of Sugarloaf Mountain Corporation ("Sugarloaf"), a ski resort in western Maine. The fair market value of the assets acquired was approximately $13,596,938 and liabilities assumed were $9,424,751, before consideration of the 49% minority interest. The amounts in minority interest at January 29, 1995 represent the 49% ownership of Sugarloaf's outstanding capital stock held by the minority shareholders of Sugarloaf.

     On October 31, 1994, the Company acquired the ski related assets of the Waterville Valley Ski Area for a purchase price of $10,037,631. On November 1, 1994 the Company purchased the Waterville Valley Conference Center for a purchase price of $1,200,000. Waterville Valley is one of New Hampshire's largest ski areas.

10.  Subsequent Events

     On February 13, 1995, S-K-I Ltd. announced that the company has received expressions of interest from certain outside parties concerning a potential merger with or acquisition of S-K-I Ltd.



                        S-K-I   LTD.

                           PART I.

Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations

I. Revenue and expense changes for the second quarter of Fiscal 1995 compared to the second quarter of Fiscal
     1994:

     Revenues increased by 35% primarily due to the addition of Sugarloaf and Waterville Valley ski areas. Revenues increased 28% at Bear Mountain, reflecting the favorable early season weather conditions in California.

     Cost of Operations increased 34% primarily due to the addition of Sugarloaf and Waterville Valley ski areas as well as an 18% increase at Bear Mountain attributed to an increase in revenue.

     Other Taxes increased 19% primarily due to the addition of Sugarloaf and Waterville Valley ski areas. Bear
     Mountain's taxes also increased due to the 28% increase in revenues.

     Selling, General and Administrative increased 38% due to the addition of Sugarloaf and Waterville Valley ski areas, increased advertising relating to the promotion of the newly acquired Haystack, Waterville Valley, and Sugarloaf ski areas and to the opening of the Skyeship lift at Killington Ski Area.

     The increases in Utilities (21%), Insurance (24%) and
     Interest (102%) were due primarily to the addition of Sugarloaf and Waterville Valley.

II. Balance Sheet changes at the end of the second quarter of Fiscal 1995 compared to the end of the second quarter of Fiscal 1994.

     Cash and Short Term Investments increased approximately $1,358,000 primarily due to cash being accumulated and being invested by Ski Insurance Company, a wholly owned Vermont captive insurance company as well as the additions of Sugarloaf and Waterville Valley ski areas.

     Notes Receivable decreased approximately $465,000 primarily due to payments received on three notes.

     Fixed Assets, net of accumulated depreciation and amortization, increased $34,071,402 primarily due to the addition of the new Killington Skyeship, Sugarloaf and Waterville Valley ski areas, offset by the write-off of the 25 year old Killington Gondola.

     Construction in Progress increased approximately
     $3,117,640 primarily due to the construction of the new
     Skyeship lift at Killington, and the additions of Sugarloaf and Waterville Valley ski areas.

     Land and Development increased approximately $3,375,000 primarily due to the addition of Sugarloaf and Waterville Valley ski areas, and to the purchase of land at Bear Mountain.

     Other Assets increased approximately $894,000 due to the increased investments of Ski Insurance Company, and the addition of Sugarloaf and Waterville Valley ski areas.

     Other Accrued Expenses increased approximately
     $2,385,000 primarily due to the addition of Sugarloaf and Waterville Valley as well as an increase in insurance and sales tax accruals.

     Other Long-Term Liabilities increased $604,000 due to an increase in net accruals for liability insurance and workers' compensation.

     The remaining balance sheet increases: Accounts
     Receivable, Inventories, Prepaid Expenses, Current and
     Long-term Notes Payable, Accounts Payable, Accrued
     Wages, and Deposits and Other Unearned Revenue were primarily due to the addition of Sugarloaf and Waterville.

III. Balance Sheet changes at the end of the second quarter of Fiscal 1995 compared to the year ended July 31, 1994.

     Cash, Prepaid Expenses, Inventories, Construction in Progress, Accounts Payable, Income Taxes Payable, Deposits and Other Accrued Expenses usually reflect large increases or decreases due to the seasonal nature of the business. The additions of Sugarloaf and Waterville Valley ski areas also contributed to these fluctuations.

     Deferred Charges and Other Assets increased by approximately $658,000 primarily due to the final settlement of a finder's fee relating to the acquisition of Bear Mountain, the increase in the cash surrender value of insurance policies, and the additions of Sugarloaf and Waterville Valley ski areas.

     Current and Long Term Notes Payable increased approximately $31,000,000 due to additional funds needed to finance the large capital program which included the Killington Skyeship and the acquisitions of Sugarloaf and Waterville Valley.

IV.  Liquidity

     Cash generated from operations during the first six months of Fiscal 1995 was $11,868,878 as compared to cash generated during the first six months of Fiscal 1994 of $9,799,102 . Cash used for investing activities was $30,431,286 and $9,913,524 during the first six months of Fiscal 1995 and 1994, respectively. Due to the seasonality of the Company's business and a significant increase to capital assets in the first six months of Fiscal 1995 the Company utilized its bank facilities to meet its cash needs during the first quarters of Fiscal 1995 and 1994.





                          S-K-I   LTD.



                           PART II

                      OTHER INFORMATION

                      January 29, 1995

Item 4 - Submission of Matters to a Vote of Security Holders

On November 18, 1994 the Company held its annual meeting of stockholders at which time Jose M. Calhoun, F. Ray Keyser,
Jr. and Walter N. Morrison were elected to three year terms on the Board of Directors. The continuing members of the Company's Board of Directors are Joseph D. Sargent, Susanne
H. Smith, Mary T. Sargent, Preston Leete Smith, Thomas C.
Webb and Martel D. Wilson, Jr. The following votes were cast for each of the three directors:

                                   For           Withheld/Against

       Jose M. Calhoun           4,476,247         13,766

       F. Ray Keyser, Jr.        4,475,904         14,109

       Walter N. Morrison        4,476,029         13,984



Also approved by stockholders was the allocation of an additional 100,000 shares to the company's existing stock option plan.

Item 5 - Other Information

On October 31, 1994, the company acquired the ski related assets of the Waterville Valley Ski Area for a purchase price of $10,037,631. Waterville Valley is one of the largest ski areas in New Hampshire. On November 1, 1994, the company purchased the Waterville Valley Conference
Center for a purchase price of $1,200,000.

S-K-I Ltd. announced on February 13, 1995, that the company has received expressions of interest from certain outside parties concerning a potential merger with or acquisition of S-K-I. S-K-I has retained Wertheim Schroder & Co. Incorporated as its financial advisor in connection with its evaluation of these expressions of interest and other strategic matters. To date, the company has not received any firm offers and there is no assurance that such expressions of interest will result in a definite agreement.

Item 6 - Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.











                        S-K-I   LTD.

            SIGNATURE OF CHIEF FINANCIAL OFFICER

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       S-K-I   LTD.




Dated: 3-4-95                    By:______________________________
                                 Martel D. Wilson, Jr.
                                 Vice President & Chief Financial Officer
                                 Signature on file