Form 10-Q/A
period 1995-01-29
SKI LTD
filed 1995-04-05
CIK 755499

FORM 10-Q/A

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


Consolidated Balance Sheet
                                       January 29, 1995   January 23, 1994
LIABILITIES AND STOCKHOLDERS' EQUITY      (Unaudited)       (Unaudited)

Current Liabilities:
   Current portion of long-term debt
    and subordinated debentures          $  3,484,011      $      700,326
   Accounts payable                         6,361,648           4,629,110 (1)
   Federal income tax refundable(Note 2)  ( 1,459,793)      (   1,436,027)
   Accrued lease payments - Vermont           509,602             489,902
   Accrued wages, profit sharing and
    incentive compensation                  1,449,801           1,078,705 (1)
   Deposits and other unearned revenue      5,371,805           3,980,785 (1)
   Other accrued expenses (Note 6)          9,987,709           7,602,691 (1)

      TOTAL CURRENT LIABILITIES            25,704,783          17,045,492

Long-term debt                             46,993,646          16,352,141

Subordinated 6% debentures                  6,493,500           6,840,000

Subordinated 8% debentures                  4,906,500           4,906,500

Deferred income taxes (Note 2)              7,757,253           7,792,919 (1)

Other long-term liabilities (Note 6)        3,809,818           3,205,970

Minority interest in consolidated
subsidiary (Note 9)                         1,857,099                   0

      TOTAL LIABILITIES                    97,522,599          56,143,022


Stockholders' Equity
   Common stock                               578,332             577,768
   Paid-in capital                          6,593,424           6,545,471
   Retained earnings                       46,529,898          43,029,735
      TOTAL STOCKHOLDERS' EQUITY           53,701,654          50,152,974


TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                 $151,224,253        $106,295,996


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


Consolidated Balance Sheet
                                           January 29,1995    July 31, 1994
LIABILITIES AND STOCKHOLDERS' EQUITY          (Unaudited)       (Audited)

Current Liabilities:
   Current portion of long-term debt
    and subordinated debentures              $  3,484,011     $    955,746
   Accounts payable                             6,361,648        1,741,131
   Federal income tax (receivable)
    payable (Note 2)                          ( 1,459,793)         257,684
   Accrued lease payments - Vermont               509,602        1,171,865
   Accrued wages, profit sharing and
    incentive compensation                      1,449,801          464,907
   Deposits and other unearned revenue          5,371,805          695,328
   Other accrued expenses (Note 6)              9,987,709        4,184,664

      TOTAL CURRENT LIABILITIES                25,704,783        9,471,325

Long-term debt                                 46,993,646       17,766,857

Subordinated 6% debentures                      6,493,500        6,493,500

Subordinated 8% debentures                      4,906,500        4,906,500

Deferred income taxes (Note 2)                  7,757,253        7,478,492

Other long-term liabilities (Note 6)            3,809,818        3,487,042

Minority interest in consolidated
 subsidiary (Note 9)                            1,857,099                0


      TOTAL LIABILITIES                        97,522,599       49,603,716

Stockholders' Equity
   Common stock                                   578,332          578,144
   Paid-in capital                              6,593,424        6,577,440
   Retained earnings                           46,529,898       50,030,708
      TOTAL STOCKHOLDERS' EQUITY               53,701,654       57,186,292


TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                     $151,224,253     $106,790,008


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

Consolidated Statement of Cash Flows             For the Six Months Ended
                                        January 29, 1995    January 23, 1994
                                           (Unaudited)         (Unaudited)
Cash flows from operating activities:
   Net (loss)                             $( 2,806,813)     $( 2,354,485)
   Non-cash items included in net loss):
   Minority interest in net loss of
    subsidiary                             (   318,039)                0
    Depreciation and amortization            6,924,299         5,433,559

   SUBTOTAL                                  3,799,447         3,079,074
   Changes in assets and liabilities:
    Increase in accounts receivable        (   726,526)      (   697,919) (1)
    Decrease in notes receivable               111,069            10,134
    Increase in inventories                ( 2,035,408)      ( 1,373,482)
    Decrease in non-current note receivable          0           296,621
    Increase in prepaid expenses           (   351,615)      (   806,753) (1)
    Increase in accounts payable             3,967,327         3,862,359  (1)
    Decrease  in income taxes payable      ( 1,721,807)      ( 1,756,843)
    Decrease in accrued lease
     payments - Vermont                    (   662,263)      (   632,126) (1)
    Increase in accrued wages,profit
     sharing and incentive compensation        984,894             5,392  (1)
    Increase in deposits and other
     unearned revenue                        3,930,286         3,472,164  (1)
    Increase in other accrued expenses       3,971,937         4,179,884  (1)
    Increase  in other long-term
     liabilities                               601,537           160,597
CASH FLOW PROVIDED BY OPERATING
  ACTIVITIES AFTE  CHANGES IN ASSETS
  AND LIABILITIES                           11,868,878         9,799,102
Cash flows from investing activities:
   Additions to property and equipment     (17,310,439)      ( 9,913,524)
   Deletions to land and development             1,450                 0
   Net book value of property and
    equipment sold                              39,310                 0
   Other                                   (   578,022)                0
   Business acquired less cash on
    hand from business acquired            (12,552,020)                0
NET CASH USED FOR INVESTING ACTIVITIES     (30,399,721)      ( 9,913,524)
Cash flows from financing  activities:
   Proceeds from issuance of
    long-term debt                          24,206,022        18,000,000
   Reductions in long-term debt and
    subordinated debentures                ( 2,188,780)      (18,020,266)
   Increase(decrease) in current
    portion of long-term debt and
    subordinated debentures                  2,528,265       (   125,969)
   Proceeds from issuance of common stock       16,172            96,114
   Payment of dividend                     (   693,997)      (   635,545)
   Other                                             0       (    16,915)
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                      23,867,682       (   702,581)

Net increase(decrease) in cash and
  short-term investments                     5,336,839       (   817,003) (1)
Cash and short-term investments at
  beginning of year                          2,704,302         7,500,385
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                            $ 8,041,141       $ 6,683,382  (1)
Interest paid                              $ 1,477,308       $ 1,091,811
Income taxes paid, net of refunds              281,350           404,564

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





                                       S-K-I   LTD.




Dated: 3-31-95                    By:______________________________
                                 Martel D. Wilson, Jr.
                                 Vice President & Chief Financial Officer
                                 Signature on file