Form 10-Q/A
period 1995-01-29
SKI LTD
filed 1995-05-05
CIK 755499

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




                         S-K-I LTD.
                      TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION:                       Page No.

     Item 1.        Financial Statements

     Consolidated Statement of Operations (Unaudited)
     Three Months Ended January 29, 1995
     and January 23, 1994                                    3

     Consolidated Statement of Operations (Unaudited)
     Six Months Ended January 29, 1995
     and January 23, 1994                                    4

     Consolidated Balance Sheet (Unaudited)
     As of January 29, 1995 and
     January 23, 1994                                        5-6

     Consolidated Balance Sheet
     As of January 29, 1995 (Unaudited) and
     July 31, 1994 (Audited)                                7-8

     Consolidated Statement of Cash Flows (Unaudited)
     Six Months Ended January 29, 1995 and
     January 23, 1994                                       9

     Notes to (Unaudited) Condensed Consolidated
       Financial Statements                                 10-11

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                12-13

     Item 3.   EX-27 Financial Data Statement               16

PART II.  OTHER INFORMATION

     Item 4.        Submission of Matters to a Vote of
                    Security Holders                        14

     Item 5.        Other Information                       14

     Item 6.        Exhibits and Reports on Form 8-K        14

     Signature Page                                         15



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