Form 10-Q
period 1995-04-30
SKI LTD
filed 1995-06-14
CIK 755499

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  April 30, 1995   Commission File Number 0-13055

                    S-K-I Limited
     (Exact name of registrant as specified in its charter)

         Delaware                            03-0294233
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

     Airport Exec. Plaza, Suite 5
     PO Box 5494
     West Lebanon, NH                           03784
(Address of principal executive office)        Zip Code


Registrant's telephone number, including area code 603-298-5583

______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

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




                    S-K-I LTD.
                 TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION:                            Page No.

     Item 1.        Financial Statements

     Consolidated Statement of Operations(Unaudited)
     Three Months Ended April 30, 1995
     and April 24, 1994                                             3

     Consolidated Statement of Operations(Unaudited)
     Nine Months Ended April 30, 1995
     and April 24, 1994                                             4

     Consolidated Balance Sheet (Unaudited)
     As of April 30, 1995
     and April 24, 1994                                           5-6

     Consolidated Balance Sheet
     As of April 30, 1995 (Unaudited) and
     July 31, 1994 (Audited)                                      7-8

     Consolidated Statement of Cash Flows(Unaudited)
     Nine Months Ended April 30, 1995
     and April 24, 1994                                             9

     Notes to (Unaudited) Condensed Consolidated Financial
      Statements                                                 10-11

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations    12-13


PART II.  OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K                14

     Signature Page                                                 15



                          S-K-I LTD.

Item 1.     Financial Statements

Company or group of companies for which report is filed:  S-K-I
Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd.,
Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski
Insurance Co.

Consolidated Statement of Operations    For the Three Months Ended
                                       April 30, 1995  April 24, 1994
                                       (Unaudited)     (Unaudited)

Revenues                               $50,460,547     $49,855,501

Expenses:
   Cost of operations including
    wages, maintenance and supplies     17,642,230      15,391,666
   Other taxes                           3,306,317       3,793,373
   Utilities                             2,281,161       1,448,390
   Insurance                             2,663,976       2,324,207
   Selling, general and
    administrative expenses              4,919,402       4,228,765
   Interest                              1,136,806         521,754
   Depreciation and amortization(Note2)  6,918,678       5,879,563

    Total expenses                     $38,868,570     $33,587,718

Income before provision for income
 taxes                                  11,591,977      16,267,783

Provision for income taxes (Note 2)      4,444,722       6,915,334

Net income before minority interest      7,147,255       9,352,449

Minority interest in net income of
   consolidated subsidiary                 511,525               0

Net income                              $6,635,730      $9,352,449

Net income per common share (Note 4)    $     1.15      $     1.62

Retained earnings, beginning of period $46,529,898     $43,029,735

Add:   Net income                        6,635,730       9,352,449


Retained earnings, end of period       $53,165,628     $52,382,184

See accompanying Notes to (Unaudited) Condensed Consolidated
 Financial Statements.



                             S-K-I LTD.

Item 1.     Financial Statements

Company or group of companies for which report is filed:  S-K-I
Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd.,
Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski
Insurance Co.


Consolidated Statement of Operations  For the Nine Months Ended
 (Note                                 April 30, 1995    April 24, 1994
                                       (Unaudited)       (Unaudited)


Revenues                               $106,681,987      $92,634,366

Expenses:
   Cost of operations including
    wages, maintenance and supplies      45,309,840       36,482,183
   Other taxes                            7,544,162        7,372,518
   Utilities                              7,623,646        5,788,858
   Insurance                              6,220,257        5,143,613
   Selling, general and
    administrative expenses              16,376,818       12,604,286
   Interest                               3,017,626        1,652,656
   Depreciation and amortization         13,842,977       11,313,123
    (Note 2)

    Total expenses                       99,935,326       80,357,237

Income before provision for income taxes  6,746,661       12,277,129

Provision for income taxes (Note 2)       2,724,258        5,279,165
Net income before minority interest       4,022,403        6,997,964
Minority interest in net income of
   consolidated subsidiary                  193,486                0

Net income                                3,828,917        6,997,964

Net income per common share (Note 4)    $       .66       $     1.22

Retained earnings, beginning of period  $50,030,708      $46,019,765

Add:  Net income                          3,828,917        6,997,964

Less:  Dividends paid on common stock       693,997          635,545


Retained earnings, end of period        $53,165,628      $52,382,184

See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.



                         S-K-I LTD.

Item 1.     Financial Statements

Company or group of companies for which report is filed:  S-K-I
Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd.,
Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski
Insurance Co.

Consolidated Balance Sheet
                                        April 30, 1995   April 24,1994
ASSETS                                    (Unaudited)     (Unaudited)

Current Assets:
   Cash and short-term investments
    (at cost, which approximates
     market value)                         $ 1,326,146      $19,217,454
   Accounts receivable                       2,374,759        1,085,348 (1)
   Notes receivable                            244,416          709,954
   Inventories                               4,462,833        3,472,646 (1)
   Prepaid expenses                          1,531,846        1,510,321 (1)

     TOTAL CURRENT ASSETS                    9,940,000       25,995,723


Property and equipment, at cost:
   Buildings & grounds                      41,677,146       30,484,174 (1)
   Machinery and equipment                  72,921,754       57,447,407 (1)
   Leasehold improvements                   67,888,684       53,549,787 (1)
   Lifts/liftlines & trails on
    corporate property                      29,269,187       17,053,006 (1)

                                           211,756,771      158,534,374

Less - accumulated depreciation and
 amortization                             (102,712,410)     (89,138,926)

                                           109,044,361       69,395,448

Construction in progress                     1,596,059        4,169,714
Land and development costs                  13,469,692       12,038,689
     NET PROPERTY AND EQUIPMENT            124,110,112       85,603,851
Deferred charges and other assets            4,679,686        2,651,181 (1)
    TOTAL ASSETS                          $138,729,798     $114,250,755


(1) Reclassified to conform with the Fiscal 1995 presentation.
See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.



                                    S-K-I LTD.
Item 1.     Financial Statements

Company or group of companies for which report is filed:  S-K-I
Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd.,
Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski
Insurance Co.


Consolidated Balance Sheet
                                          April 30, 1995    April 24,1994
LIABILITIES AND STOCKHOLDERS' EQUITY      (Unaudited)       (Unaudited)

Current Liabilities:
   Current portion of long-term debt
    and subordinated debentures           $ 3,516,151       $   615,009
   Accounts payable                         2,137,374         1,350,215 (1)
   Federal income tax payable (Note 2)      2,779,991         5,496,074 (1)
   Accrued lease payments - Vermont         1,026,902         1,161,881
   Accrued wages, profit sharing and
    incentive compensation                    578,657           810,933 (1)
   Deposits and other unearned revenue      1,057,900           806,420 (1)
   Other accrued expenses (Note 6)          6,350,193         6,167,582 (1)

      TOTAL CURRENT LIABILITIES            17,447,168        16,408,114

Long-term debt                             35,277,079        15,778,076

Subordinated 6% debentures                  6,493,500         6,840,000

Subordinated 8% debentures                  4,906,500         4,906,500

Deferred income taxes (Note 2)              7,467,449         7,652,362 (1)

Other long-term liabilities (Note 6)        4,432,095         3,127,936

Minority interest in consolidated
 subsidiary                                 2,368,624                 0

      TOTAL LIABILITIES                    78,392,415        54,712,988


Stockholders' Equity
   Common stock                               578,331          578,143
   Paid-in capital                          6,593,424        6,577,440
   Retained earnings                       53,165,628       52,382,184
      TOTAL STOCKHOLDERS' EQUITY           60,337,383       59,537,767


TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                  $138,729,798     $114,250,755


(1) Reclassified to conform with the Fiscal 1995 presentation.
See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.



                             S-K-I LTD.

Item 1.     Financial Statements

Company or group of companies for which report is filed:  S-K-I
Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd.,
Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and
Ski Insurance Co.

Consolidated Balance Sheet
                                      April 30, 1995    July 31,1994
ASSETS                                    (Unaudited)   (Audited)
Current Assets:
   Cash and short-term investments
    (at cost, which approximates
     market value)                       $ 1,326,146      $ 2,704,302
   Accounts receivable                     2,374,759        1,423,430
   Notes receivable                          244,416          371,739
   Inventories                             4,462,833        3,472,492
   Prepaid expenses                        1,531,846        1,456,222

     TOTAL CURRENT ASSETS                  9,940,000        9,428,185


Property and equipment, at cost:
   Buildings & grounds                    41,677,146       32,730,561
   Machinery and equipment                72,921,754       71,690,813
   Leasehold improvements                 67,888,684       39,066,623
   Lifts/liftlines & trails on
    corporate property                    29,269,187       16,162,939

                                         211,756,771      159,650,936

Less - accumulated depreciation and
 amortization                           (102,712,410)     (86,638,454)

                                         109,044,361       73,012,482

Construction in progress                   1,596,059        8,996,570
Land and development costs                13,469,692       12,762,352

     NET PROPERTY AND EQUIPMENT          124,110,112       94,771,404

Deferred charges and other assets          4,679,686        2,590,419

    TOTAL ASSETS                        $138,729,798     $106,790,008

See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.



                             S-K-I LTD.
Item 1.     Financial Statements

Company or group of companies for which report is filed:  S-K-I
Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd.,
Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and
Ski Insurance Co.

Consolidated Balance Sheet
                                             April 30,1995   July 31, 1994
LIABILITIES AND STOCKHOLDERS' EQUITY          (Unaudited)        (Audited)

Current Liabilities:
   Current portion of long-term debt
    and subordinated debentures            $ 3,516,151        $   955,746
   Accounts payable                          2,137,374          1,741,131
   Federal income tax payable (Note 2)       2,779,991            257,684
   Accrued lease payments - Vermont          1,026,902          1,171,865
   Accrued wages, profit sharing and
    incentive compensation                     578,657            464,907
   Deposits and other unearned revenue       1,057,900            695,328
   Other accrued expenses (Note 6)           6,350,193          4,184,664

      TOTAL CURRENT LIABILITIES             17,447,168          9,471,325

Long-term debt                              35,277,079         17,766,857

Subordinated 6% debentures                   6,493,500          6,493,500

Subordinated 8% debentures                   4,906,500          4,906,500

Deferred income taxes (Note 2)               7,467,449          7,478,492

Other long-term liabilities (Note 6)         4,432,095          3,487,042

Minority interest in consolidated
 subsidiary                                  2,368,624                  0


      TOTAL LIABILITIES                     78,392,415         49,603,716

Stockholders' Equity
   Common stock                                578,331            578,144
   Paid-in capital                           6,593,424          6,577,440
   Retained earnings                        53,165,628         50,030,708
      TOTAL STOCKHOLDERS' EQUITY            60,337,383         57,186,292


TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                   $138,729,798       $106,790,008


See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.



                        S-K-I LTD.
Item 1.     Financial Statements
Company or group of companies for which report is filed:  S-K-I
Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd.,
Sugarloaf Mountain Corp., Waterville Valley. and Ski Insurance
Co.

Consolidated Statement of Cash Flows    For the Nine Months Ended
                                        April 30, 1995     April 24,1994
                                          (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net income                             $ 3,828,917       $ 6,997,964
   Non-cash items included in net income:
   Minority interest in net income
    of subsidiary                             193,486                 0
   Depreciation and amortization           13,539,407        11,313,123

   SUBTOTAL                                17,561,810        18,311,087
   Changes in assets and liabilities:
    (Increase)decrease in accounts
     receivable                              (724,565)           49,564 (1)
    Decrease in notes receivable              127,323            25,227
    Increase in inventories                  (540,996)         (101,527)(1)
    Decrease in non-current note receivable         0           292,467
    Decrease(increase) in prepaid expenses    402,399          (430,159)(1)
    (Decrease)increase in accounts payable   (256,947)          417,129 (1)
    Increase in income taxes payable        2,517,977         5,149,769 (1)
    (Decrease)increase in accrued
     lease payments- Vermont                 (144,963)           39,853
    Increase (decrease) in accrued wages,
     profit sharing and incentive
     compensation                             113,750          (687,569)(1)
    (Decrease) increase in deposits
     and other unearned revenue              (383,618)          269,389 (1)
    Increase in other accrued expense         334,421         2,968,921 (1)
    Increase  in other long-term liabilities  934,010            82,563 (1)

CASH FLOW PROVIDED BY OPERATING
 ACTIVITIES AFTER CHANGES IN ASSETS AND
 LIABILITIES                               19,940,601        26,386,714

Cash flows from investing activities:
 Additions to property and equipment      (18,981,721)      (12,936,546)
 Net book value of property and
  equipment sold                               41,067            36,949
 Purchase of long-term investments         (1,778,704)         (452,582)
 Other                                       (230,632)                0
 Business acquired less cash on
  hand from business acquired             (12,552,020)                0

NET CASH USED FOR INVESTING ACTIVITIES    (33,502,010)      (13,352,179)

Cash flows from financing activities:
 Proceeds from issuance of long-term debt  35,220,014        18,000,000
 Reductions in long-term debt and
  subordinated debentures                 (24,919,341)      (18,594,332)
 Increase(decrease) in current
  portion of long-term debt
  and subordinated debentures               2,560,405          (211,283)
 Proceeds from issuance of common stock        16,172           128,458
 Payment of dividend                         (693,997)         (635,545)
 Other                                              0            (4,764)
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                      12,183,253        (1,317,466)

Net (decrease)increase in cash and
 short-term investments                    (1,378,156)       11,717,069 (1)
Cash and short-term investments at
 beginning of year                          2,704,302         7,500,385

CASH AND SHORT-TERM INVESTMENTS AT
 END OF PERIOD                            $ 1,326,146       $19,217,454 )(1)
Interest paid                             $ 2,229,834       $ 1,546,594
Income taxes paid, net of refunds             281,350           563,286

(1) Reclassified to conform with the Fiscal 1995 presentation.
See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.


                          S-K-I LTD.

PART 1.   NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 1995; April 24, 1994 and July 31, 1994, the results of operations for the three months and nine months ended April 30, 1995 and April 24, 1994. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the consolidated financial statements in the 1994 Annual Report to the Securities and Exchange Commission on Form 10-K.

2.   Income Taxes

     The provision for taxes on income is based on a projected annual effective tax rate. The Company has reflected an effective tax rate through the third quarter of approximately 40.4%.

     Deferred income taxes include the cumulative reduction in current taxes payable resulting principally from the excess of depreciation reported for tax purposes over that reported for financial purposes.

3.   Seasonal Business

     Results for interim periods are not indicative of results to be expected for the year, due to the seasonal nature of the business (skiing resorts).

4.   Net Income per Common Share

     Earnings per Common Share figures are based on the average shares outstanding during the third quarter of 5,783,307 and year to date of 5,782,745 (5,779,557 in third quarter Fiscal 1994 and 5,759,632 year to date Fiscal 1994). Shares issuable upon the exercise of stock options and grants have not been included in the per share computation because they would not have a material effect on earnings per share.

5.   Stock Options

     The 1988 Incentive Stock Option Plan authorized 168,750 shares of common stock to be optioned. On November 18, 1994 the stockholders approved an additional 100,000 shares to be optioned. In the third quarter of Fiscal 1995, no options were granted, exercised or forfeited.

     The 1982 Stock Option Plan authorized 187,500 shares of common stock to be optioned. No shares were granted, exercised or forfeited under this plan during the third quarter of Fiscal 1995.


6.   General Liability

     Provision is made for the estimated costs under the deductible portion of S-K-I's general liability insurance policies. The balance of such reserves at April 30, 1995, July 31, 1994 and April 24, 1994 were $5,170,777,
     $4,707,558, and $3,649,258 respectively. Of such amounts, $4,432,095, $3,487,042 and $3,127,936 are included in other long-term liabilities at April 30, 1995, July 31, 1994 and April 24, 1994, respectively, with the remaining balance included in other accrued expenses.

7.   Postretirement Health Care and Life Insurance Benefits

     The Company does not provide health care and life insurance benefits for retired employees who reach normal retirement age. The adoption of SFAS No. 106, Employer's
     Accounting for Postretirement Benefits Other Than
     Pensions, has no effect on the Company's financial position or results of operation.

8.   Business Developments

     On August 24, 1994, the Company acquired 51% of the outstanding shares of capital stock of Sugarloaf Mountain Corporation ("Sugarloaf"), a ski resort in western Maine. The fair market value of the assets acquired was approximately $13,596,938 and liabilities assumed were $9,424,751, before consideration of the 49% minority interest. The amounts in minority interest at April 30, 1995 represent the 49% ownership of Sugarloaf's outstanding capital stock held by the minority shareholders of Sugarloaf.

     On October 31, 1994, the Company acquired the ski related assets of the Waterville Company, Inc.
     ("Waterville Valley") for a purchase price of $10,037,631.
     On November 1, 1994 the Company purchased the Waterville
     Valley Conference Center for a purchase price of $1,200,000. Waterville Valley is one of New Hampshire's largest ski areas.

     The acquisition of both Sugarloaf and Waterville Valley have been accounted for using the purchase method of accounting and their respective results since their effective date of acquisition are included in the Company's Consolidated Statement of Operations.

     On February 13, 1995, S-K-I Ltd. announced that the company has received expressions of interest from certain outside parties concerning a potential merger with or acquisition of S-K-I Ltd.



                         S-K-I   LTD.
                            PART I.
Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

     Revenue and expense changes for the third quarter of Fiscal 1995 compared to the third quarter of Fiscal 1994.

     Revenues increased by 1% due to the additions of Waterville Valley and Sugarloaf. Revenues provided by Waterville Valley and Sugarloaf offset the decline in revenues at Killington , Mount Snow, and Bear Mountain. The decline in revenues at the Northeast resorts has been attributed to the third warmest winter on record in the Northeast in the past one hundred years.

     Cost of Operations increased 15% primarily due to the acquisitions of Waterville Valley and Sugarloaf, although offset by a decline in cost of operations at Killington, Mount Snow and Bear Mountain due to the decrease in revenues.

     Other taxes decreased by 13% primarily due to decreases in revenue at Killington, Mount Snow and Bear Mountain.

     Selling, General and Administrative increased 16% due to the addition of Sugarloaf and Waterville Valley.

     Interest increased 118% primarily due to the acquisitions of Waterville Valley and Sugarloaf as well as the addition of the Skyeship lift at Killington.

     The increases in Utilities (57%), Insurance (15%) and
     Depreciation and Amortization (18%) were due primarily to the additions of Waterville Valley and Sugarloaf.

II. Balance Sheet changes at the end of the third quarter of Fiscal 1995 compared to the end of the third quarter of Fiscal 1994.

     Cash and Short Term Investments decreased approximately
     $17,891,000 primarily due to the acquisitions of Waterville Valley and Sugarloaf and the addition of the Skyeship lift at Killington.

     Notes Receivable decreased approximately $465,000 primarily due to payments received on three notes.

     Fixed Assets, net of accumulated depreciation, increased approximately $39,649,000 primarily due to the addition of the Skyeship lift at Killington and the acquisitions of Waterville Valley and Sugarloaf.

     Construction in Progress decreased approximately
     $2,574,000 due to the large capital program last year, which included the Killington Skyeship, versus this year's smaller capital program.

     Land and Development increased approximately $1,431,000 primarily due to the acquisitions of Waterville Valley and Sugarloaf and the purchase of land at Bear Mountain.

     Other Assets increased approximately $2,028,000 primarily due to the increased investments of Ski Insurance Company and the acquisitions of Waterville Valley and Sugarloaf.

     Current Income Taxes Payable decreased approximately
     $2,785,000 primarily due to lower pre-tax income for the third quarter of Fiscal 1995.

     Accounts Payable, Deposits and Other Unearned Revenue, and
     Other Accrued Liabilities increased primarily due to the acquisitions of Waterville Valley and Sugarloaf.

     Accrued Wages, etc. decreased approximately $232,000 primarily due to the timing of payroll tax payments in 1994 vs. 1995.

     Current and Long Term Notes Payable increased approximately $22,400,000 due to additional funds needed to finance the construction of the Skyeship lift at Killington and the acquisitions of Waterville Valley and Sugarloaf.

     Other Long Term Liabilities increased approximately
     $1,304,000 primarily due to the acquisitions of Waterville
     Valley and Sugarloaf and the increase in liability reserves.

III. Balance sheet changes at the end of the third quarter of Fiscal 1995 compared to the year ended July 31, 1994.

     Cash, Accounts Receivable, Inventories, Prepaids, Notes Receivable, Accounts Payable, Income Taxes Payable, Accrued Lease Payments, Accrued Wages, Deposits and Other Unearned Revenue, Other Accrued Expenses usually reflect large increases or decreases due to the seasonal nature of the business. The additions of Waterville Valley and Sugarloaf also contributed to these fluctuations.

     Fixed Assets, net of accumulated depreciation and amortization, increased approximately $38,032,000 primarily due to the acquisitions of Waterville Valley and Sugarloaf and addition of the Skyeship lift at Killington.

     Other Assets increased approximately $2,089,000 primarily due to the increased investments of Ski Insurance Company and the acquisitions of Waterville Valley and Sugarloaf.

     Current and Long Term Notes Payable increased approximately $20,071,000 primarily due to the acquisitions of Waterville Valley and Sugarloaf and addition of the Skyeship lift at Killington.

     Other Long Term Liabilities increased approximately
     $945,000 primarily due to the acquisitions of Waterville
     Valley and Sugarloaf and the increase in liability reserves.

IV.  Liquidity

     Cash generated from operations during the first nine months of Fiscal 1995 was $19,940,601 as compared to cash generated during the first nine months of Fiscal 1994 of $26,386,714. Cash used for investing activities was $33,502,010 and $13,352,179 during the first nine months of Fiscal 1995 and 1994, respectively. Due to the seasonality of the Company's business and a significant increase to capital assets in the first nine months of Fiscal 1995, the Company utilized its bank facilities to meet its cash needs during the three quarters of Fiscal 1995 and 1994.




                            S-K-I   LTD.
                            PART II

                         OTHER INFORMATION





Item 6 - Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


(c) Financial Data Schedule (EX-27). This schedule contains summary financial information extracted from the Consolidated
    Statement of Operations (Unaudited) nine months ended April 30, 1995, and April 24, 1994 and the Consolidated Balance Sheet
    (Unaudited) of April 30,1995 and April 24, 1994, and is qualified in its entirety by reference to such financial statements.









                         S-K-I   LTD.



             SIGNATURE OF CHIEF FINANCIAL OFFICER



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              S-K-I   LTD.




Dated:                   By:______________________________
                          Martel D. Wilson, Jr.
                          Vice President & Chief Financial Officer