Form 10-K
period 1995-07-31
SKI LTD
filed 1995-10-27
CIK 755499

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended    July 31, 1995

                               OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____ to __________________

                 Commission file number  0-13055
                          S-K-I Limited
     (Exact name of registrant as specified in its charter)

          Delaware                                  03-0294233
 (State or other jurisdiction of                  (IRS Employer
incorporation or organization)                  Identification No.)

Airport Exec Plaza, Suite 5
PO Box 5494
West Lebanon, New Hampshire                       03784
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code :  (603) 298-5583

Securities registered pursuant to Section 12(g) of the Act:

   Title of each class             Name of each exchange on which registered
 Common Stock $ .10 Par Value                                None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ..X..  No.......


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X

State the aggregate market value of the voting stock held by non affiliates of the registrant: $75,962,670 based upon average bid and asked price on October 2, 1995, of Common Stock, $ .10 Par Value, on the National Association of Securities Dealers Automated Quotation System (NASDAQ).

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock: As of October 2, 1995, there were outstanding 5,787632 shares of Common Stock $ .10 Par
Value.

               DOCUMENTS INCORPORATED BY REFERENCE

  The following documents, or indicated portions thereof, have been incorporated herein by reference:

1.The registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1995 is incorporated by reference as Part
  II hereof.

2.The registrant's 1995 Proxy Statement for the Annual Meeting of
  Shareholders to be held November 17, 1995 is incorporated by reference into Part III hereof.



                       Form 10-K  --  1995

                       TABLE  OF  CONTENTS



                                                             Page
   Part I

Item 1. Business...............................................2
Item 2. Properties.............................................5
Item 3. Legal Proceedings......................................7
Item 4. Submission of Matters to a Vote of Security Holders....7
Item 4A.Executive Officers of the Registrant...................7


   Part II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters....................................8
Item 6. Selected Financial Data................................8
Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations....................9
Item 8. Financial Statements and Supplementary Data............9
Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure....................9


   Part III

Item 10.  Directors and Executive Officers of the Registrant...9
Item 11.  Executive Compensation...............................9
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management...........................................9
Item 13.  Certain Relationships and Related Transactions.......9


   Part IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.................................10

Signatures....................................................17


                             PART  I

Item 1.  Business

S-K-I

 S-K-I Ltd. is a holding company incorporated under the laws of the State of Delaware whose primary assets are five wholly-owned subsidiaries, Killington Ltd. ("Killington"), Mount Snow Ltd.
("Mount Snow"), Bear Mountain Ltd. ("Bear Mountain"), Sugarloaf Mountain Corporation ("Sugarloaf/USA" or "Sugarloaf"), Waterville Valley Ski Area Ltd. ("Waterville") and Ski Insurance Company. Sugarloaf (51% owned) and Waterville Valley, were acquired in August and October of 1994, respectively.

 Each subsidiary, except for Ski Insurance Company, is engaged in ski resort operations at its particular location. Ski Insurance Company, a captive insurance company, was formed to contain the ever increasing administration costs associated with insurance policies. (As used in this report, unless the context indicates otherwise, the terms "registrant" and "S-K-I" mean S-K-I Ltd. and all of its subsidiaries.)

 S-K-I provides several important services as parent company to these subsidiaries. It acts as a financial intermediary for purposes of efficient cash and investment management, as well as providing access to national capital markets. It centralizes sophisticated management information systems. In addition, it plots the overall company's strategy for potential growth via external acquisitions, and coordinates ski industry marketing strategies on a nationwide basis.

 In fiscal year 1995 S-K-I produced record gross revenues of $113,959,712, virtually all of it generated in the destination and regional ski resort business and ski industry, in general.
Its Northeast subsidiaries generated $101,086,918 in gross revenues and its California subsidiary generated $12,872,794 in gross revenues. In 1995 S-K-I produced operating profits of $1,727,571 and net income of $1,029,397. S-K-I's business is seasonal with 88% of its revenues being generated from November to May. Nonetheless, the majority of S-K-I's payroll is expended on full, year-round employment relating to skiing, maintenance, planning and summer resort operations.

 S-K-I's business has to cope constantly with federal and state environmental laws and regulations. S-K-I is affected by such provisions most often in its attempt to expand ski area infrastructure such as additional lifts and trails. Due to its size S-K-I is able to maintain internal planning and legal departments which enhance its ability to deal with such issues successfully.

 S-K-I stands out within the ski industry due to its long history of profitable operations and consistent growth. Many competitors lack such consistent earnings and the resulting capital accumulation without which they cannot continue to compete. Such a situation may eventually lead to additional ski areas joining S-K-I in order to avail themselves of such strengths and experience.

Killington

 Killington Ltd. operates a six-mountain year-round destination resort in Sherburne, Vermont. A destination resort offers a variety of activities and facilities relative to an all-inclusive vacation for people who may be visiting the resort for more than one day. Facilities and services provided by Killington include alpine, telemark and cross-country skiing; snowboarding; ski and snowboarding lessons for all ability levels, including introduction to skiing/snowboarding; restaurants; lodging; golf and tennis; golf and tennis schools; mountain biking; hiking and similar resort-associated activities. In fiscal 1995, Killington employed a high of 1,619 persons during the winter and a low of 441 persons during the spring.

 Killington's alpine skiing and snowboarding facilities consist of 165 trails serviced by 20 lifts, including the Skyeship, an 8-passenger high speed lift with heated cabins, constructed in the fall of 1994. True lift capacity is determined in terms of vertical transport feet ("VTF") which is a measure of a lift system's capacity to transport skiers up mountain elevations. Killington's system has nearly 40 million VTF, by far the most capacity in the East. Killington, with 75 miles of trails for alpine skiing and snowboarding, comprised of 918 acres, offers the greatest diversity of terrain in the East.

 The resort's on-mountain facilities include 7 full-service base lodges, including one located at the top of Killington Peak; a licensed children's center providing child care and ski school programs; and a physician-staffed medical clinic. Killington also owns and operates an 18-hole championship golf course, a mountain golf school, a tennis school, a travel and reservation agency, an 87-room motor lodge in Killington Village and a low-voltage television station. There is lodging capacity of 4,500 at the base of the mountains, including approximately 500 condominium units for which Killington provides rental services.

 Killington attracts skiers and snowboarders from all over the world, including North and South America, Europe, Japan and Australia. Due to its proximity to the East's major metropolitan centers, the vast majority of its customers, however, emanate from the eastern U.S. Killington's principal competition include ski areas located in the Northeast as well as the Western U.S. Killington has consistently been selected as one of the top ski resorts in the Eastern U.S. and in 1994 was named one of the top ski resorts in the world. Over the past ten years, Killington has averaged nearly one million skier days per year. This is nearly twice as many skiers as its affiliate, Mount Snow, the second largest ski resort in the eastern U.S.

Mount Snow/Haystack

 Mount Snow Ltd. operates two ski resorts in Southern Vermont:
Mount Snow, a year-round destination resort, in West Dover, Vermont and the nearby Haystack Ski Resort in Wilmington,
Vermont. Mount Snow operated Haystack under a lease arrangement for three years beginning with the 1991/92 ski season and exercised its option to purchase Haystack in June, 1994.

 Mount Snow and Haystack offer a broad range of recreational activities including alpine skiing and snowboarding; ski and snowboarding lessons for all ability levels, including introduction to skiing/snowboarding; restaurants; lodging; golf; golf and tennis schools; mountain biking; and hiking. Their combined skiing and snowboarding facilities consist of 24 lifts with a total VTF of 29.2 million, second only to Killington in the eastern U.S. On-mountain facilities include 6 full-service base lodges; a licensed children's center which provides child care and ski school programs; and a physician-staffed medical clinic. Mount Snow also owns and operates an 18-hole championship golf course, golf schools in Vermont, Ocean City, Maryland, and Crystal River, Florida; a mountain bike school; a 92-room hotel; and a low-voltage television station. It also manages approximately 150 condominium units. In fiscal 1995, Mount Snow employed a high of 1,222 persons during the winter and a low of 352 persons during the spring.

Bear Mountain

 Bear Mountain is a major regional ski resort located at Big Bear Lake, California in the San Bernardino mountains located within one to three hour drives from major southern California population centers like Los Angeles and San Diego. The peak of Bear Mountain rises to a height of 8,800 feet above sea level.

 Bear Mountain operates 11 lifts with more than 10 million VTF servicing 30 ski trails. It contains a base lodge, a cafeteria and a cocktail lounge, retail, rental and repair shops, as well as an alpine ski school. It also owns a nine-hole golf course at the base of the mountain. In fiscal 1995 Bear Mountain employed a low of 66 people in the summer and a high of 593 people in the winter.

 Bear Mountain's major competition comes from other California ski areas located in the southern part of the State. Its proximity to southern California population centers gives it great potential for growth.

 In September 1995, negotiations were started with Fibreboard Corporation to sell ski and golf related assets of Bear Mountain Ltd.

Sugarloaf

 In August 1994, S-K-I acquired a majority interest in Sugarloaf
Mountain Corporation, owner and operator of Sugarloaf/USA, a destination resort located in Western Maine.

 Sugarloaf/USA is a self-contained destination year-round resort and conference center, best known as an alpine ski resort, with 14 lifts, 101 trails and the only lift-serviced snowfield skiing in the East. The area is the largest ski mountain in Maine with a vertical drop of 2,820 feet and a top lift elevation that is almost equal to Killington, which has the highest lift skiing in New England.

 Sugarloaf employs approximately 750 people in the ski season and approximately 250 people in the summer.

 Capital provided by Sugarloaf's affiliation with SKI allowed the area to proceed with a $4.5 million expansion plan to install a 7,000-foot high speed detachable quad chairlift with 60 acres of new trails and associated snowmaking. The Sugarloaf SuperQuad boosted Sugarloaf's vertical transport feet by 35%, prior to the 1994-95 ski season.

Waterville Valley

 Waterville Valley Ski Area, one of New Hampshire's largest ski areas, consists of 255 skiable acres, 13 lifts, 54 trails, 3 lodges, a retail shop, a rental shop, a repair shop, mountain biking center, cross country ski center, an alpine ski school, ski wee program, a large conference center, and a medical clinic staffed weekdays by an EMT and on weekends and holidays by a physician.

 Waterville employs approximately 500 people in the ski season and approximately 75 people in the summer.

Item 2.  Properties

Killington

 Most of the Killington Ski Resort is located on land leased from the State of Vermont consisting of 2,500 acres in the Killington section of the Calvin Coolidge State Forest. The lease consists of a series of ten-year terms which Killington has the right to renew through the year 2060. The present ten-year term under which Killington is operating extends to the year 2000. The leases provide that upon completion of the ten-year terms the State of Vermont has the option to purchase Killington's rights in the leases for a price based on a formula related to the value of the capital improvements on the land.

 In addition, Killington owns approximately 5,000 acres of land contiguous to the State Forest. Four hundred of those acres are contained in a Planned Unit Development zoning district (PUD) containing the Killington Ski Village. Killington's plans for developing the PUD contemplate 2,000 condominium dwelling units, 856 hotel units including a conference center, 20 single family homes and commercial space. Presently, the Village contains 84 hotel units and 700 condominium units.

 Killington also owns an 18-hole golf course and golf school which reside entirely on the land owned by Killington.

Mount Snow/Haystack

 The upper elevations of the Mount Snow Ski Resort consist of 985 acres of which 400 acres are skiing terrain used by Mount Snow pursuant to a special use permit granted by the U.S. Forest
Service. Permit fees are based on adjusted gross revenues derived from ski related services. The permit expires in December 2029.

 The lower portion of the ski area including the base area facilities consisting of approximately 655 acres is on land owned by Mount Snow. Under existing zoning regulations Mount Snow's base area facilities can support the construction of an additional 600 dwelling units including hotel beds. There is presently located at the base of the mountain 92 hotel rooms as well as 160 condominium units.

 Mount Snow also owns an additional 250 acres on which its 18-hole golf course and golf school facilities are located. Contiguous with this golf course property is an additional 500 undeveloped acres owned by Mount Snow. It intends to build an additional 9 holes of golf on this property in the near future for which it has already received the necessary permits. The site has the capacity for an additional nine holes as well. Were Mount Snow to construct the additional 18 holes of golf it would also have the capacity to build 160 housing units contiguous to and in the vicinity of its golf courses.

 The Haystack Ski Resort consists of approximately 400 acres of land in its lower elevations owned by Mount Snow and approximately 300 acres of land in its upper elevations which are leased by the Town of Wilmington to Mount Snow. The lease expires in November 2030.

 Haystack's skiing facilities consist primarily of 6 lifts, 2 base lodges and 43 trails.

Bear Mountain

 Most of the Bear Mountain Ski Resort, including the upper elevations, is located on 690 acres which are leased under a special use permit from the U.S. Forest Service. Permit fees are based on adjusted gross revenues related to ski-related services.
The  permit  expires  in June 2020.

 Bear Mountain owns approximately 34 acres at the base of the ski area on which is located its base area buildings. In addition, it owns several other parcels utilized for off-site parking and a nine-hole golf course on 45 acres across from the ski area.

Sugarloaf

 Sugarloaf is a 7,000 acre resort with 101 trails covering 505 acres with an additional 895 acres of off-trail skiing terrain.
It operates Maine's largest year-round conference center and Nordic ski facility. It leases, on a long term basis from the Town of Carrabassett Valley an 18-hole championship golf course designed by Robert Trent Jones, Jr. The lease expires in April 2004.

 It is home to the largest slopeside ski village in New England consisting of its base lodge, two large hotels, banquet facilities for 800 people, a major Sports and Fitness Club, 900 condominium units serviced by ski lifts and trails, rental homes with shops and restaurants and an extensive recreational path network.

Waterville Valley

 Waterville Valley is a full-service, year round destination resort located in the heart of New Hampshire's White Mountain National Forest. It is situated on 706 acres which are leased under a special use permit from the U.S. Forest Service which expires in October 2034.

Item 3.  Legal Proceedings

 None

Item 4.   Submission of Matters to a Vote of Security Holders

 None

Item 4A.  Executive Officers of the Registrant

 The information under this caption is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

 The following table sets forth certain information with respect to the executive officers of the registrant, Killington, Mount Snow, Bear Mountain, Waterville Valley and Sugarloaf. Each such officer has been employed as set forth for at least the past five years, except that Robert L. Cook was elected President of Bear Mountain on August 26, 1993 and both he and Gerald Gormley were elected Vice President of S-K-I Ltd. on October 4, 1993. Warren C. Cook was elected Vice President of S-K-I Ltd. on August 24, 1994.

 Robert L. Cook was previously employed at Killington for more than five years prior to his appointment as President of Bear
Mountain Ltd. He served as Vice President in charge of the Killington Village.

 Prior to his employment with S-K-I Ltd. Mr. Gormley served for over five years as Director of Employee Relations for Textron, Inc., a large manufacturer of capital equipment. His duties involved the planning, organizing and directing of personnel policy and administration for more than 4,500 employees.

 Warren C. Cook joined Sugarloaf Mountain Corporation in July of
1986. He was elected President of Sugarloaf Mountain Corporation in 1987. Prior to joining Sugarloaf Mountain Corporation, he was President of Chemical Fabrics Corporation. He is a major stockholder in both companies.


              Position with:
Name and      S-K-I Ltd     Killington Mount    Bear      Waterville Sugarloaf
 Age                                   Snow               Valley

Preston       Chief         Chairman   Chairman  Chairman  Chairman  Director
Leete Smith   Executive     and Chief  and Chief and Chief and Chief
65            Officer       Executive  Executive Executive Executive
                            Officer    Officer   Officer   Officer

Joseph D.     Chairman
Sargent       of the
65            Board

Martel D.     Vice          Chief      Chief     Treasurer Chief
Wilson, Jr.   President,    Financial  Financial           Financial
58            Chief         Officer    Officer             Officer and
              Financial                                    Treasurer
              Officer and
              Treasurer

Foster T.     Vice
Chandler,     President
Jr.           and
56            Director of
              Marketing

Henry B.      President     President  President          President    Chief
Lunde                                                                  Executive
51                                                                     Officer

Christopher   Vice                                        Vice
S. Diamond    President                                   President
49            Corporate
              Development

Robert L.     Vice                                 President
Cook          President
56

Gerald        Vice
Gormley       President
46            Human Resources

Warren C.     Vice                                                    President
Cook          President
50

There is no family relationship between any of the foregoing officers.


                            PART  II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder  Matters

   The information provided in the "Report on Operations" Section of the Registrant's 1995 Annual Report under the caption "Common
Stock" at Page 12 of said report is incorporated herein by reference.

Item 6.   Selected  Financial  Data

     The selected financial data for the five years ended July
31, 1995 which appear on Page 25 of the Registrant's 1995 Annual
Report is incorporated herein by reference.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and  Results  of  Operations

   Management's Discussion and Analysis of Financial Condition and Results of Operation is incorporated herein by reference from Pages 28 and 29 of Registrant's 1995 Annual Report.

Item 8.   Financial  Statements  and  Supplementary  Data

 The financial statements, together with Price Waterhouse LLP's report thereon dated August 31, 1995, appearing on pages 13 through 24 of the accompanying 1995 Annual Report, and the information under "Interim Financial Information (Unaudited)" on page 26 of the accompanying 1995 Annual Report, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, the 1995 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                            PART  III

Item 10.  Directors  and  Executive  Officers  of  the
          Registrant

 The information under "Meeting Item Number 1: Election of
Directors" on Pages 1 and 2 of the Registrant's 1995 Proxy
Statement is incorporated herein by  reference.

 Information regarding executive officers of the Registrant is included as Item 4A of Part I as required by Instruction 3 to
Item 401(b) of Regulation  S-K.

Item 11.  Executive  Compensation

 The information under "Executive Compensation" on pages 5, 6 and 7 of the Registrant's 1995 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

 The information under "Stock Ownership" on pages 3 and 4 of the Registrant's 1995 Proxy Statement is incorporated herein by reference.

Item 13.  Certain  Relationships  and  Related  Transactions

 The information appearing under the caption "Certain
Transactions" on page 4 of the Registrant's 1995 Proxy Statement is incorporated herein by reference.


                            PART  IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following are filed as part of this report:      Page in
                                                            Annual Report*
     (1)  Financial Statements:

          Report of Independent Accountants                 19

          Consolidated Statement of Income
           for the three years ended July 31, 1995          13

          Consolidated Balance Sheet as of
           July 31, 1995 and 1994                           14-15

          Consolidated Statement of Cash Flows
           for the three years ended July 31, 1995          16

          Consolidated Statement of Changes
           in Stockholders' Equity for the
           three years ended July 31, 1995                  17

          Notes to Consolidated Financial Statements        18-24

                                                            Page in 10-K
     (2)  Financial Statement Schedules:

          Report of Independent Accountants on Financial Statement Schedules

          For the three years ended July 31, 1995

          V   - Property, Plant and Equipment               14

          VI  - Accumulated Depreciation and Amortization of
                Property, Plant and Equipment               15

          X   - Supplementary Income Statement Information  16

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

* Incorporated by reference from the indicated pages of the Registrant's 1995 Annual Report.




   (b) Reports  on  Form  8-K

         No report on Form 8-K was filed during the last quarter of the period covered by this report.


   (c) Exhibits
         The exhibits listed below are filed with this Form 10-K pursuant to Item 601 of Regulation S-K.

                                                                      Page
                                                                      Number
Exhibit
Number Description

3.1* Certificate of Incorporation of the Registrant, filed as          n/a
     Exhibit 3A to the Registrant's Form S-14 and included as Exhibit B to the Prospectus included therein, Registration
     No.2-93834, as filed with the Commission on October 18, 1984.

3.2* By-laws of the Registrant, filed as Exhibit 3B to the             n/a
     Registrant's Form S-14, Registration No.2-93834, as filed with the Commission on October 18, 1984.

4.1* The following indenture agreements are not submitted but are      n/a
     identical in all material respects with the exception of the interest rate, maturity dates, and aggregate principal amounts, which are noted herein:
                                                   Aggregate
       Indenture         Interest   Maturity       Principal
       Agreement Date     Rate        Date            Amount
     October 25, 1976      6%        5/1/97          500,000
     December 12, 1977     6%        5/1/99          500,000
     October 20, 1978      6%        5/1/00          750,000
     September 19, 1979    8%        5/1/01          750,000
     September 14, 1981    8%        5/1/02        1,500,000
     October 14, 1982      8%        5/1/03        1,500,000
     November 3, 1983      8%        5/1/04        1,500,000
     December 21, 1984     8%        5/1/10        1,500,000
     September 25, 1986    6%        5/1/12        1,500,000
     November 5, 1987      6%        5/1/13        1,500,000
     October 13, 1989      6%        5/1/15        1,500,000
     October 24, 1990      6%        5/1/16        1,500,000

4.2* S-K-I Ltd. Credit Agreement dated March 2, 1988.                n/a

10.1*  Lease of Real Estate between Killington Ltd.and the State     n/a
       of Vermont Department of Forests and Parks dated
       November 10, 1960, filed as Exhibit 10.1 to
       Sherburne Corporation's report on Form 10-K for the fiscal year ended July 31, 1984.

10.2*  Ski Area Term Special Use Permit between the U.S. Forest     E-1
       Service and  Mount  Snow  Ltd.

10.3*  Ski Area Term Special Use Permit between the U.S. Forest     E-2
       Service and  Bear  Mountain  Ltd.

10.3   Lease between Mount Snow Ltd. and the Town of Wilmington     E-3
       regarding land at the Haystack Ski Area dated
       June 21, 1994.

10.3   Shareholder's agreement between SKI Ltd. and the minority    E-4
       shareholders of Sugarloaf Mountain Corporation dated
       August 24, 1994.

10.3   Employment agreement between SKI Ltd., Sugarloaf Mountain    E-5
       Corporation  and Warren C. Cook dated August 24, 1994.

10.5*  1982 Incentive Stock Option Plan adopted by the Board of      n/a
       Directors of Killington Ltd. on November 20, 1982, filed as Exhibit 10.5 to Sherburne Corporation's report on Form 10-K for the fiscal year ended July 31, 1984.

10.8*  1988 Stock Option Plan adopted by the Board of Directors      n/a
       and  shareholders of S-K-I Ltd. November 18, 1988.

13     Registrant's 1995 Annual Report to its Stockholders.    (copy attached)

21     Subsidiaries of the Registrant.                               E-21

22     Registrant's Proxy Statement relating to its 1995 Annual
       Meeting of Stockholders.                                (copy attached)
                                                               (EDGAR DEF 14A)



__________________________________________
* Incorporated by reference from documents previously filed with the Commission.



        Report of Independent Accountants on Financial Statement Schedules


To the Board of Directors of S-K-I Ltd.


 Our audits of the consolidated financial statements referred to in our report dated August 31, 1995, appearing on page 17 of the 1995 Annual Report to Stockholders of S-K-I Ltd. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this
Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE  WATERHOUSE LLP

Hartford,  Connecticut
August 31, 1995



                                  S-K-I LTD.
                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                    Bal.                                       Other           Bal. at
                    at Beg.       Additions                    Charges,        End of
Classification      ofPeriod      at Cost        Retirements   Add(Deduct)     Period

                           for the year ended July 31,1993
Bldgs and Grnds     $25,376,074  $2,101,583      ($90,683)                    $27,386,974
Mach. and Equip.     64,864,985   7,826,596    (6,053,428)                     66,638,153
Lsehold Impvmnt.     34,601,079   2,637,106      (358,350)                     36,879,835
Lifts, Liftlns
and Trails on
Corp. Prop.          17,358,790     175,475      (352,855)                     17,181,410
C.I.P.                4,284,928    (980,471)                                    3,304,457
Land and
Devlpmt Costs        10,141,589     546,394                                    10,687,983
                     __________  __________     __________    __________     ______________
                   $156,627,445  12,306,683   ($6,855,316)            $0      $162,078,812
                     __________  __________     __________    __________     ______________
                     __________  __________     __________    __________     ______________

                             for the year ended July 31, 1994

Bldgs and Gnds      $27,386,974  $5,358,201      ($14,614)                    $32,730,561
Mach. and Equip.     66,638,153   6,637,288    (1,584,628)                     71,690,813
Lsehold Impvmnt.     36,879,835   1,890,289                     296,499<F1>    39,066,623
Lifts, Liftlines
 and Trails on
 Corp. Prop.         17,181,410   1,455,855    (2,474,326)                     16,162,939
C.I.P.                3,304,457   5,692,113                                     8,996,570
Land and
 Developmnt Csts     10,687,983   1,648,836                     425,533<F1>    12,336,819
                    ___________   _________    __________       _______        __________
                   $162,078,812 $22,682,582   ($4,073,568)     $722,032       $181,409,858
                    ___________   _________    __________      ________        __________
                    ___________   _________    __________      ________        __________

                            for the year ended July 31, 1995

Bldgs and Gnds.     $32,730,561   $9,173,230    ($345,953)                    $41,557,838
Mach. and Equip.     71,690,813   17,045,425  (15,613,180)                     73,123,058
Lsehold Impvmnt.     39,066,623    9,047,304      (31,358)                     48,082,570
Lifts, Liftlnes
 and Trails on
 Corp. Prop.         16,162,939   17,626,678       (2,405)                     33,787,212
C.I.P.                8,996,570   (7,312,128)                                   1,684,442
Land and
 Developmnt Costs    12,762,352      707,290                                   13,469,642
                     __________   __________   _________       _______         __________
                   $181,409,858  $46,287,799 ($15,992,895)          $0        $211,704,762
                     __________   __________   _________       _______         __________
                     __________   __________   _________       _______         __________

<F1>
(1) Other changes in Fiscal 1994 result from the adoption of SFAS 109 "Accounting for Income Taxes" effective August 1, 1993.



                                        S-K-I LTD.

              SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                            PROPERTY, PLANT AND EQUIPMENT

Classification        Balance     Additions                 Other
                      at          Charged to                Changes,       Balance at
                      Beginning   Costs &                   Add,(Deduct)   End of Period
                      of Period   Expense      Retirements

                           for the year ended July 31, 1993

Bldgs and Gnds       $9,645,510  $1,309,483     ($90,862)                  $10,864,131
Mach. and Equip.     41,529,811   6,714,510   (5,974,220)                   42,270,101
Lsehold Impvmts.     13,575,967   1,953,425     (358,350)                   15,171,042
Lifts, Liftlines
 and Trails
 on Corp. Prop.       9,913,228     925,452     (352,855)                   10,485,825
                      _________   _________      _________    ________      __________
                    $74,664,516 $10,902,870  ($6,776,287)           $0     $78,791,099
                      _________   _________      _________    ________      __________
                      _________   _________      _________    ________      __________


                           for the year ended July 31, 1994

Bldgs and Gnds      $10,864,131  $1,420,778     ($14,613)                  $12,270,296
Mach. and Equip.     42,270,101   7,021,245   (1,512,827)                   47,778,519
Lsehold Impvmts.     15,171,042   2,042,340                    328,408<F1>  17,541,790
Lifts, Liftlines
 and Trails on
 Corp. Prop.         10,485,825     929,377   (2,367,353)                    9,047,849
                     __________    ________    _________      _______     _________
                    $78,791,099 $11,413,740  ($3,894,793)    $328,408      $86,638,454
                     __________    ________     ________      _______    __________
                     __________    ________     ________      _______    __________


                        for the year ended July 31, 1995

Bldgs and Gnds      $12,270,296   $2,806,026     ($403,364)                $14,672,958
Mach. and Equip.     47,778,519    9,555,943   (13,178,083)                 44,156,379
Lsehold Impvmnts     17,541,790    2,502,948       (31,358)                 20,013,380
Lifts, Liftlines
 and Trails on
 Corp. Prop.          9,047,849    2,041,751        (2,403)                 11,087,197
                      _________    _________      _________      _______    __________
                    $86,638,454  $16,906,668  ($13,615,208)           $0   $89,929,914
                      _________     ________      _________    _________    __________
                      _________     ________      _________    _________    __________

<F1>
(1) Other changes in Fiscal 1994 result from the adoption of SFAS 109 "Accounting for Income Taxes" effective August 1, 1993.




                              S-K-I LTD.

      SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


                             1995          1994        1993

Maintenance and repairs   $5,843,480    $5,311,432   $4,669,778
                          __________    __________   __________

Taxes, other than payroll
  and income taxes
Sales                     $2,511,442    $2,819,437    $2,718,624
Real Estate                1,257,675     1,089,762     1,147,527
Rooms, food and liquor     1,019,505       967,197       997,532
                          __________    __________    __________
                          $4,788,622    $4,876,396    $4,863,683
                          __________    __________    __________

Advertising costs         $9,249,984    $7,809,332    $7,607,704
                          __________    __________    __________








SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)              S-K-I Ltd.
       _____________________________________________



By ________________________________________              ________
   * Preston Leete Smith, Chief Executive Officer        Date

By ________________________________________              ________
   * Martel D. Wilson, Jr., Vice President,              Date
       Chief Financial Officer and Chief
       Accounting Oficer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By ________________________________________________        _________
   * Joseph D. Sargent, Chairman of the Board              Date

By ________________________________________________        _________
   Walter N. Morrison, Director                            Date

By ________________________________________________        _________
   Jose' M. Calhoun, Director                              Date

By ________________________________________________        _________
   F. Ray Keyser, Jr., Director                            Date

By ________________________________________________        _________
   Mary T. Sargent, Director                               Date

By ________________________________________________        _________
   Thomas C. Webb, Director                                Date

*  Also Directors




                                                              EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT:



Killington Ltd. - A Vermont corporation located in Sherburne, Vermont

Mount Snow Ltd. - A Vermont corporation located in West Dover, Vermont

Bear Mountain Ltd. - A California corporation located in Big Bear
  Lake, California

Sugarloaf Mountain Corp. - A Maine corporation located in Carrabassett
  Valley, Maine

Waterville Valley Ski Area - A New Hampshire corporation located in Waterville Valley, New Hampshire