Form 10-Q
period 1995-10-29
SKI LTD
filed 1995-12-13
CIK 755499

15

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                  Washington, D. C.  20549

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended  October 29, 1995     Commission  File Number 0-13055

                    S-K-I Limited
    (Exact name of registrant as specified in its charter)

         Delaware                                 03-0294233
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

     Airport Exec. Plaza, Suite 5
     PO Box 5494
     West Lebanon, NH                             03784
(Address of principal executive office)          Zip Code


Registrant's telephone number, including area code     603-298-1160

_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                         Outstanding at October 29, 1995

Common Stock $.10 Par Value                5,787,632




                         S-K-I LTD.
                      TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION:                                Page No.

     Item 1.        Financial Statements

     Consolidated Statement of Operations (Unaudited)
     Three Months Ended October 29, 1995 and
     October 30, 1994                                                 3


     Consolidated Balance Sheet (Unaudited)
     As of October 29, 1995 and July 31, 1995                         4-5


     Consolidated Balance Sheet
     As of  October 29, 1995 (Unaudited) and
     October 30,1994 (Audited)                                        6-7


     Consolidated Statement of Cash Flows (Unaudited)
     Three Months Ended October 29, 1995 and
     October 30, 1994                                                   8


     Notes to (Unaudited) Condensed Consolidated Financial Statements   9-10

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations           11-13

PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                          14

     Item 6.        Exhibits and Reports on Form 8-K                     14


                                S-K-I LTD.


Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski Insurance Company.

Consolidated Statement of Operations    Three Months Ended
(Notes 1 and 4)
                                          October 29,1995    October 30,1994
                                            (Unaudited)       (Unaudited)

Revenues                                  $ 7,557,552          $ 6,117,206

Expenses:
   Cost of operations including
    wages, maintenance and supplies         7,798,584            6,936,215
   Other taxes                              1,084,345              979,992
   Utilities                                  902,773              879,808
   Insurance                                1,023,168              934,021
   Selling, general and administrative
    expenses                                4,544,536            4,114,310
   Interest                                 1,107,678              654,169
   Depreciation and amortization (Note 3)     216,145              168,952
   Loss on sale of Bear Mt. (Note 1)        4,206,646

    Total expenses                         20,883,875           14,667,467

Loss before provision for income taxes   (13,326,323)           (8,550,261)

Income tax benefit (Note 3)               (4,530,950)           (3,131,911)

Net loss before minority interest         (8,795,373)           (5,418,350)

Minority interest in net income of
   consolidated subsidiary                  (635,623)             (446,612)

Net loss                                 $(8,159,750)          $(4,971,738)

Net loss per common share (Note 5)            $(1.40)                $(.86)

Retained earnings, beginning of period     50,366,108           50,030,708
Add:   Net loss                           (8,159,750)           (4,971,738)

Retained earnings, end of period          $42,206,358          $45,058,970

See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.



                        S-K-I LTD.

Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski Insurance Company.


Consolidated Balance Sheet
                                           October 29,1995    July 31, 1995
ASSETS                                     (Unaudited)        (Audited)

Current assets:
   Cash and short-term investments
    (at cost, which approximates
     market value)                         $ 2,374,251         $ 2,790,645
   Accounts receivable                       2,817,474           2,677,434
   Notes receivable                            243,152             244,775
   Inventories                               4,693,653           3,955,722
   Prepaid expenses                          2,387,836           1,360,460

     TOTAL CURRENT ASSETS                   12,516,366          11,029,036


Property and equipment, at cost:
   Buildings and grounds                    35,819,580         41,557,838
   Machinery and equipment                  56,858,475         73,123,058
   Leasehold improvements                   43,666,567         48,082,570
   Lifts/liftlines and trails on
     corporate property                     27,058,635         33,787,212

                                           163,403,257        196,550,678

Less - accumulated depreciation and
  amortization                              74,781,004         89,929,914

                                            88,622,253        106,620,764

Construction in progress                     2,756,349          1,684,442
Land and development costs                   7,917,583         13,469,642

     NET PROPERTY AND EQUIPMENT             99,296,185        121,774,848

Long-term investments                        2,627,752          1,628,477

Other assets                                 2,522,730          2,289,152
     TOTAL ASSETS                         $116,963,033       $136,721,513

See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.



                    S-K-I LTD.
Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski Insurance Company.


Consolidated Balance Sheet
                                          October 29, 1995     July 31, 1995
LIABILITIES AND STOCKHOLDERS' EQUITY         (Unaudited)         (Audited)

Current Liabilities:

   Current portion of long-term debt        4,374,670            3,858,184
   Accounts payable                         2,991,833            1,617,621
   Income tax (refundable)payable(Note 3)    (927,305)             272,252
   Accrued lease payments - Vermont         1,068,167            1,039,366
   Accrued wages and profit sharing           634,265              529,874
   Deposits and other unearned revenue      5,014,460            1,706,017
   Other accrued expenses (Note 7)          5,301,343            5,157,743

      TOTAL CURRENT LIABILITIES            18,457,433           14,181,057

Long-term debt                             27,498,689           38,790,032

Subordinated debentures                    11,400,000           11,400,000

Deferred income taxes (Note 3)              5,148,421            8,479,956

Other long-term liabilities (Note 7)        3,800,370            4,432,027

Minority interest in consolidated
  subsidiary                                1,240,561            1,876,188

      TOTAL LIABILITIES                    67,545,474           79,159,260


Stockholders' equity
   Common stock                               578,763              578,593
   Paid-in capital                          6,632,438            6,617,552
   Retained earnings                       42,206,358           50,366,108

      TOTAL STOCKHOLDERS' EQUITY           49,417,559           57,562,253


      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY              $116,963,033         $136,721,513

See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.



                       S-K-I LTD.

Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski Insurance Company.


Consolidated Balance Sheet
                                         October 29, 1995   October 30, 1994
ASSETS                                   (Unaudited)           (Unaudited)

Current Assets:
   Cash and short-term investments
    (at cost, which approximates
     market value)                        $2,374,251          $2,886,008
   Accounts receivable                     2,817,474           1,298,343
   Notes receivable                          243,152             267,579  (1)
   Inventories                             4,693,653           5,475,940
   Prepaid expenses                        2,387,836           3,144,741

     TOTAL CURRENT ASSETS                 12,516,366          13,072,611


Property and equipment, at cost:
   Buildings and grounds                  35,819,580         37,915,126
   Machinery and equipment                56,858,475         62,800,154
   Leasehold improvements                 43,666,567         53,184,257
   Lifts/liftlines and trails on
     corporate property                   27,058,635         18,707,175

                                         163,403,257        172,606,712

Less - accumulated depreciation and
   amortization                           74,781,004         89,596,677

                                          88,622,253         83,010,035

Construction in progress                   2,756,349         19,161,659
Land and development costs                 7,917,583         13,918,989

     NET PROPERTY AND EQUIPMENT           99,296,185        116,090,683

Long-term investments                      2,627,752            460,376

Other assets                               2,522,730          2,531,586

     TOTAL ASSETS                       $116,963,033       $132,155,256

See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.

(1) Restated to conform with 1996 presentation


                       S-K-I LTD.
Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski Insurance Company.


Consolidated Balance Sheet
                                           October 29, 1995  October 30, 1994
LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)         (Unaudited)

Current liabilities:
   Current portion of long-term debt
    and subordinated debentures              4,374,670          2,302,701
   Accounts payable                          2,991,833          3,526,653
   Income tax refundable (Note 3)            (927,305)         (2,882,289)
   Accrued lease payments - Vermont          1,068,167          1,202,198
   Accrued wages, profit sharing and
    incentive compensation                     634,265            634,377 (1)
   Deposits and other unearned revenue       5,014,460          5,250,096 (1)
   Other accrued expenses (Note 7)           5,301,343          4,260,656 (1)

     TOTAL CURRENT LIABILITIES              18,457,433         14,294,392

Long-term debt                              27,498,689         41,201,200

Subordinated debentures                     11,400,000         11,400,000

Deferred income taxes (Note 3)               5,148,421          7,478,492

Other long-term liabilities (Note 7)         3,800,370          3,827,311

Minority interest in consolidated
  subsidiary                                 1,240,561          1,728,526

     TOTAL LIABILITIES                      67,545,474         79,929,921

Stockholders' Equity
   Common stock                                578,763            578,269
   Paid-in capital                           6,632,438          6,588,096
   Retained earnings                        42,206,358         45,058,970

     TOTAL STOCKHOLDERS' EQUITY             49,417,559         52,225,335


     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                116,963,033        132,155,256

See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.

(1) Restated to conform with 1996 presentation


                         S-K-I LTD.
Item 1.     Financial Statements
Company or group of companies for which report is filed:  S-K-I
Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd.,
Sugarloaf Mountain Corp., Waterville Valley, and Ski Insurance
Company.

Consolidated Statement of Cash Flows         For the Three Months Ended
                                           October 29, 1995  October 30, 1994
                                             (Unaudited)        (Unaudited)
Cash flows from operating activities:
   Net loss                                  (8,159,750)        (4,971,738)
   Non-cash items included in net income:
    Loss on disposition of net assets of
     Bear Mountain (Note 2)                   4,206,646
    Minority interest in net loss of
     subsidiary                                (635,627)          (446,612)
   Depreciation and amortization                216,145            168,952
   Deferred tax provision                    (3,331,535)
CASH FLOW FROM OPERATING ACTIVITIES
 BEFORE CHANGES IN ASSETS AND LIABILITIES    (7,704,121)        (5,249,398)
Changes in assets and liabilities:
    Decrease in accounts receivable             698,920            351,851
    Decrease in notes receivable                  1,623             35,160
    Increase in inventories                  (1,312,134)        (1,604,545)
    Increase in prepaid expenses             (1,145,377)        (1,642,210)
    Increase in accounts payable              1,374,212          1,132,332
    Decrease in income taxes payable         (1,199,557)        (3,144,303)
    Increase in accrued lease payments -
     Vermont                                     28,801             30,333
    Increase in accrued wages, profit sharing   104,391              4,470
    Increase in deposits and other
      unearned revenue                        3,425,499          3,251,576
    Increase in other accrued expenses          143,603            198,652
    Decrease  in other long-term liabilities   (631,657)           (88,302)
NET CASH USED IN OPERATING ACTIVITIES
  AFTER CHANGES IN ASSETS AND LIABILITIES    (6,215,797)        (6,724,384)
Cash flows from investing activities:
   Additions to property and equipment       (1,570,752)        (8,712,135)
   Net book value of property and
     equipment sold                                                 38,133
   Purchase of long-term investments           (999,275)
   Business acquired less cash on hand
     from business acquired                                     (2,060,603)
   Proceeds from disposition of net
     assets of Bear Mountain (Note 2)        19,131,587
   Other                                         (2,356)          (227,255)
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                 16,559,204        (10,961,860)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt     108,658            656,229
   Net (reductions) proceeds from
     revolving credit agreement             (11,250,000)        16,500,000
   Reductions in long-term debt                (150,001)           (16,015)
   Increase in current portion of
     long-term debt                             516,486            716,955
   Proceeds from issuance of common stock        15,056             10,781
NET CASH (USED IN)PROVIDED BY FINANCING
  ACTIVITIES                                (10,759,801)        17,867,950

Net (decrease) increase in cash and
  short-term investments                       (416,394)           181,706
Cash and short-term investments at
  beginning of year                           2,790,645          2,704,302
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                              $2,374,251         $2,886,008

Interest paid                                   827,428            532,992
Income taxes paid, net of refunds                   200              1,350

See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.



                         S-K-I LTD.

PART 1.   NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 29, 1995, July 31, 1995 and October 30, 1994, the results of operations for the three months ended October 29, 1995 and October 30, 1994 and cash flows for the three months ended October 29,1995 and October 30, 1994. All such adjustments are of a normal recurring nature with the exception of the sale of the majority of Bear Mountain assets. See the statement of cashflows and statement of operations. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the consolidated financial statements in the 1995 Annual Report to the Securities and Exchange Commission on Form 10-K.

2.   Bear Mountain Sale

     On October 23, 1995 the Company sold a majority of the ski resort related and golf course assets of Bear
     Mountain to Fibreboard Corporation for approximately
     $20,500,000. The transaction had the following non-cash impact on the balance sheet:


        Increase in current assets, net                    $     263,812
        Decrease in property, plant and equipment, net       (23,833,271)
        Increase in other non-current liabilities, net           231,226
                                                            ______________
                                                           $ (23,338,233)
                                                            ______________
                                                            ______________

3.   Income Taxes

     The provision for taxes on income is based on a projected annual effective tax rate. The Company has reflected an effective tax rate through the first quarter of 34%. The difference from the statutory federal and state rate is due to the fiscal year to date losses at Sugarloaf Mountain Corp., for which a tax benefit has not been recorded.

     Deferred income taxes include the cumulative reduction in current taxes payable resulting principally from the excess of depreciation reported for tax purposes over that reported for financial purposes.

4.   Seasonal Business

     Results for interim periods are not indicative of results to be expected for the year, due to the seasonal nature of the business (skiing resorts).

5.   Net Loss per Common Share

     Net loss per common share figures are based on the average shares outstanding during the first quarter of 5,786,782 (5,782,057 in first quarter Fiscal 1995).
     Shares issuable upon the exercise of stock options grants have not been included in the per share computation because they would not have a material effect on loss per share.

6.   Stock Options

     The 1988 Incentive Stock Option Plan authorized 168,750 shares of common stock to be optioned. In the first quarter of Fiscal 1996, 1,700 shares were exercised and 4,050 shares were forfeited.

     In the first quarter of Fiscal 1995, options for 22,750 were granted, 625 shares were exercised and no shares were forfeited.

     The 1982 Stock Option Plan authorized 187,500 shares of common stock to be optioned. No shares were granted, exercised or forfeited under this plan during the first quarter of 1996.

7.   General Liability

     Provision is made for the estimated costs under the deductible portion of S-K-I's insurance policies, primarily general liability and workers' compensation. The balance of such reserves at October 29, 1995, July 31, 1995 and October 30, 1994 were $5,553,918,
     $5,765,878, and $4,636,435 respectively.  Of such
     amounts, $3,862,552, $4,432,027 and $3,601,408 are
     included in other long-term liabilities at October 29, 1995, July 31, 1995 and October 30, 1994, respectively, with the remaining balance included in other accrued expenses.

8.   Postretirement Health Care and Life Insurance Benefits

     The Company does not provide health care and life insurance benefits for retired employees who reach normal retirement age. The adoption of SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, has no effect on the Company's financial position or results of operation.

9.   Dividend Paid

     During November 1994, the Board of Directors declared a
     $.13 per share dividend on Common Stock payable to
     stockholders of record on December 8, 1995.   The
     dividend will be paid on January 17, 1996.



                        S-K-I   LTD.

                           PART I.

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

I. Revenue and expense changes for the first quarter of Fiscal 1996 compared to the first quarter of Fiscal
     1995.

     General: Sugarloaf is being reflected for a full three months in Fiscal Year 1996 while in Fiscal Year 1995 only two months of operations were recorded due to the acquisition of 51% of the outstanding shares of capital stock of Sugarloaf on August 24, 1994. Waterville Valley is also being reflected for a full three months in Fiscal Year 1996 and has no activity for Fiscal Year 1995 due to the purchase date of October 31, 1994 for the ski area. In most revenue and expense categories this has the effect of increasing Fiscal Year 1996 results as compared with Fiscal Year 1995 to a greater or lesser degree as noted below.

     Revenues increased 24% and other than increases attributable to the Sugarloaf and Waterville purchases were stable at the Vermont divisions and favorable at Bear Mountain.

     Cost of operations increased 12% mainly due to a full quarter for Sugarloaf and the addition of Waterville partially offset by savings in operations at the Vermont divisions.

     Other taxes increased by 11% primarily due to the additions of Sugarloaf and Waterville offset by small savings at Bear Mountain.

     Insurance increased by 10% mainly due to the Sugarloaf and Waterville additions with a small favorable offset at the other divisions.

     Selling, general and administrative increased by 10% again mainly due to the acquisitions of Waterville and 51% of Sugarloaf offset by a favorable decrease at Bear
     Mountain.

     Interest increased by 69% due primarily to the additional debt and secondarily to the addition of Sugarloaf and Waterville.

     Depreciation increased 28% primarily due to the Sugarloaf addition.

II. Balance Sheet changes at the end of the first quarter of Fiscal 1996 compared to the end of the first quarter of Fiscal 1995

     General: Waterville Valley is being reflected in Fiscal Year 1996 first quarter and not in Fiscal Year 1995 first quarter due to its purchase date of October 31, 1994 for the ski area. This has the effect of increasing all areas of the balance sheet in some cases more significantly than in others as noted below.

     Cash and short term investments decreased approximately
     $ 512,000 primarily due to the accumulation of long-term investments by Ski Insurance Company, the company's wholly owned Vermont captive insurance company, partially offset by the additional cash of Waterville.

     Accounts receivable increased approximately $ 1,519,000 primarily due to the addition of Waterville, receivables as a result of the sale of Bear Mountain and an increase at Sugarloaf.

     Inventories decreased approximately $ 782,000 primarily due to the Bear Mountain sale, the addition of Waterville and decreases in Mount Snow's retail and Killington's vehicle inventories.

     Prepaids decreased approximately $ 757,000 primarily due to a reduction in prepaid marketing at Killington partially offset by the addition of Waterville.

     Fixed assets decreased approximately $ 9,203,000 due to the sale of Bear Mountain partially offset by the large capital year in 1995 including the Skyeship lift at Killington.

     Construction in progress decreased approximately $
     14,816,000 primarily due to the transfer to fixed assets.

     Land and development decreased approximately $
     6,001,000 primarily due to the Bear Mountain sale.

     Long-term investments increased approximately $
     2,167,000 due to Ski Insurance Company's continuing accumulation of cash and investments.

     Short-term notes payable increased approximately $ 2,072,000 primarily due to an increase at Sugarloaf and a transfer from long-term to short-term of an issue of the debentures and a contingency note regarding the sale of Bear Mountain.

     Accounts payable decreased approximately $ 535,000 due primarily to Skyeship lift liabilities at Killington in 1995, the timing of certain retail invoices at Mount
     Snow, a substantial decrease at Sugarloaf, all partially offset by the addition of Waterville.

     Accrued lease payments-the State of Vermont decreased approximately $ 134,000 due to decreased revenue for Killington in Fiscal Year 1994 vs. 1995.

     Other accrued expenses increase approximately $
     1,041,000 primarily due to an increase at Sugarloaf, the accumulation of general liability premium accruals for payment to the captive and the addition of Waterville.

     Long-term notes payable decreased approximately $
     13,703,000 primarily due to application of cash from the Bear Mountain sale partially offset by reduced cash flow from last winter's unfavorable weather.

     Deferred income taxes decreased approximately $
     2,330,000 primarily due to the transfer of Bear
     Mountain's deferred income taxes to current as the result of the sale partially offset by large capital programs at the Vermont divisions in Fiscal Year 1995 resulting in additional depreciation and increased payouts in 1995 for liability related insurance in the pre-captive years.

III. Balance Sheet changes at the end of the first quarter of Fiscal 1996 compared to the year ended July 31, 1995.

     Cash, Prepaid expenses, Inventories, Construction in progress, Accounts payable, Income taxes payable, Deposits and other accrued expenses usually reflect large increases or decreases due to the seasonal nature of the business.

     Land and Development decreased approximately $
     5,552,000 primarily due the sale of Bear Mountain.

     Long-term Investments increased approximately $ 999,000 primarily due to reinvesting current cash and premiums accumulating within Ski Insurance Company.

     Other Assets increased approximately $ 409,000 primarily due to receivables related to the sale of Bear Mountain.

     Short-term Notes Payable increased approximately $
     516,000 primarily due to Sugarloaf.

     Long-term Notes Payable decreased approximately $
     11,291,000 primarily due to the application of cash from the sale of Bear Mountain partially offset by normal borrowing during the first quarter.

IV.  Liquidity

     Cash generated from operations during the first three months of Fiscal 1996 was $6,215,800 as compared to cash generated during the first three months of Fiscal 1995 of $6,724,384 . Cash generated from investing activities was $16,459,205 during the first three months of Fiscal 1996. Cash used for investing activities during the first three months of Fiscal 1995 was $10,961,860. Due to the seasonality of the Company's business the Company utilized its bank facilities to meet its cash needs during the first quarters of Fiscal 1996 and 1995 until the sale of Bear Mountain in late October 1996.



                          S-K-I   LTD.



                           PART II

                      OTHER INFORMATION



Item 4 - Submission of Matters to a Vote of Security Holders

On November 17, 1995 the Company held its annual meeting of stockholders at which time Joseph D. Sargent was elected to a three year term on the Board of Directors. The continuing members of the Company's Board of Directors are Jose M. Calhoun, F. Ray Keyser, Jr., Walter N. Morrison, Joseph D. Sargent, Mary T. Sargent, Preston Leete Smith, Thomas C. Webb and Martel D. Wilson, Jr. The following votes were cast:

                                    For       Withheld/Against

       Joseph D. Sargent         4,485,028         20,932



Item 6 - Exhibits and Reports on Form 8-K

(b) A Form 8-K was filed on November 7, 1995 for the sale of Bear Mountain.










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