Form 10-Q
period 1996-01-28
SKI LTD
filed 1996-03-04
CIK 755499

FORM 10-Q

         SECURITIES AND EXCHANGE COMMISSION

               Washington, D. C.  20549




    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended   January 28, 1996       Commission File Number 0-13055


                  S-K-I Limited
(Exact name of registrant as specified in its charter)

       Delaware                                 03-0294233
(State or other jurisdiction o                (I.R.S. Employer
 incorporation or organization)                 Identification No.)

   Airport Exec. Plaza, Suite 5
   PO Box 5494
   West Lebanon, NH                                03784
(Address of principal executive office)          Zip Code


Registrant's telephone number, including area code       603-298-1183

_________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

   Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                  Outstanding at January 28, 1996

Common Stock $.10 Par Value                       5,790,882




                       S-K-I LTD.
                    TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION:                               Page No.

   Item 1.     Financial Statements
   Consolidated Statement of Operations (Unaudited)
   Three Months Ended  January 28, 1996
   and January 29, 1995                                           3

   Consolidated Statement of Operations (Unaudited)
   Six Months Ended January 28, 1996
   and January 29, 1995                                           4

   Consolidated Balance Sheet (Unaudited)
   As of  January 28, 1996  and January 29, 1995                  5-6

   Consolidated Balance Sheet
   As of  January 28, 1996 (Unaudited) and
   July 31, 1995 (Audited)                                        7-8

   Consolidated Statement of Cash Flows (Unaudited)
   Six Months Ended January 28, 1996 and January 29, 1995         9

   Notes to (Unaudited) Condensed Consolidated
    Financial Statements                                          10-12

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations         13-15

PART II. OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders   16

   Item 6.  Exhibits and Reports on Form 8-K                      16

   Signature Page                                                 17


                                S-K-I LTD.
Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski Insurance Company.

Consolidated Statement of Operations           For the Three Months Ended
  (Note 1)                                 January 28, 1996  January 29, 1996
                                             (Unaudited)       (Unaudited)

Revenues                                     $49,391,217       $50,104,232

Expenses:
   Cost of operations including
    wages, maintenance and supplies           20,913,759        20,731,395
   Other taxes                                 3,173,649         3,266,631
   Utilities                                   4,318,219         4,462,677
   Insurance                                   2,295,674         2,622,260
   Selling, general and
    administrative expenses                    6,936,146         7,334,328
   Interest                                      674,776         1,226,650
   Depreciation and amortization (Note 3)      4,706,324         6,755,347

    Total expenses                            43,018,547        46,399,288

Income before provision for income taxes       6,372,670         3,704,944

Provision for income taxes (Note 3)            1,819,035         1,411,446

Net income before minority interest            4,553,635         2,293,498

Minority interest in net income of
   consolidated subsidiary                       667,361           128,573

Net income                                   $ 3,886,274       $ 2,164,925

Net income per common share (Note 5)         $       .67       $      0.37

Retained earnings, beginning of period       $42,206,358       $45,058,970
Add:   Net income                              3,886,274         2,164,925

Less:  Dividends paid on common stock            752,392           693,997
       (Note 9)

Retained earnings, end of period             $45,340,240       $46,529,898

See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.



                             S-K-I LTD.

Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski Insurance Company.


Consolidated Statement of Operations          For the Six Months Ended
  (Note 1)                                January 28, 1996  January 29, 1995
                                           (Unaudited)         (Unaudited)

Revenues                                      $57,081,210       $56,221,438

Expenses:
   Cost of operations including
    wages, maintenance and supplies            28,712,332        27,667,612
   Other taxes                                  4,257,995         4,237,845
   Utilities                                    5,220,992         5,342,485
   Insurance                                    3,318,842         3,556,281
   Selling, general and
    administrative expenses                    11,480,682        11,457,415
   Interest                                     1,914,906         1,880,819
   Depreciation and amortization(Note 3)        4,922,469         6,924,299
   Loss on sale of Bear Mountain(Note 2)        4,206,646

    Total expenses                             64,034,864        61,066,756

(Loss) before income tax benefit               (6,953,654)       (4,845,318)

Income tax benefit (Note 3)                    (2,711,915)       (1,720,466)

Net (loss) before minority interest            (4,241,739)       (3,124,852)

Minority interest in net income(loss) of
   consolidated subsidiary                         31,737          (318,039)

Net (loss)                                    ($4,273,476)      ($2,806,813)

Net (loss) per common share (Note 5)          ($      .74)      ($      .49)

Retained earnings, beginning of period        $50,366,108       $50,030,708
Less:  Net (loss)                               4,273,476         2,806,813

Less:  Dividends paid on common stock(Note 9)     752,392           693,997

Retained earnings, end of period              $45,340,240       $46,529,898

See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.



                     S-K-I LTD.

Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski Insurance Company.


Consolidated Balance Sheet
                                           January 28, 1996  January 29,1995
ASSETS                                     (Unaudited)         (Unaudited)

Current assets:
   Cash and short-term investments
    (at cost, which approximates
     market value)                         $ 8,338,063        $ 8,041,141
   Accounts receivable                       3,377,850          2,376,720
   Notes receivable                            241,254            260,670
   Inventories                               4,767,646          5,957,245
   Prepaid expenses                          2,569,797          2,285,860

     TOTAL CURRENT ASSETS                   19,294,610         18,921,636


Property and equipment, at cost:
   Buildings & grounds                      35,819,580         38,607,465
   Machinery and equipment                  56,961,345         64,728,155
   Leasehold improvements                   39,161,044         61,417,171
   Lifts/liftlines and trails on
    corporate property                      31,564,158         29,832,397

                                           163,506,127        194,585,188

Less - accumulated depreciation and
       amortization                        (79,487,328)       (96,355,574)

                                            84,018,799         98,229,614

Construction in progress                     6,062,888         16,330,373
Land and development costs                   7,917,583         14,494,258

     NET PROPERTY AND EQUIPMENT             97,999,270        129,054,245

Long-term investments                        2,627,406            453,407
Other assets                                 2,601,325          2,794,965

    TOTAL ASSETS                          $122,522,611       $151,224,253


See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.



                     S-K-I LTD.
Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski Insurance Company.


Consolidated Balance Sheet
                                         January 28, 1996   January 29, 1995
LIABILITIES AND STOCKHOLDERS' EQUITY      (Unaudited)         (Unaudited)

Current liabilities:
   Current portion of long-term debt      $ 1,598,519         $ 3,484,011
   Accounts payable                         7,397,993           6,361,648
   Federal income tax
    payable (receivable) (Note 3)             880,097          (1,459,793)
   Accrued lease payments - Vermont           550,687             509,602
   Accrued wages                            1,350,410           1,449,801
   Deposits and other unearned revenue      4,542,844           5,371,805
   Other accrued expenses (Note 7)          9,571,719           9,987,709

      TOTAL CURRENT LIABILITIES            25,892,269          25,704,783

Long-term debt                             21,117,554          46,993,646

Subordinated debentures                    11,400,000          11,400,000

Deferred income taxes (Note 3)              5,160,059           7,757,253

Other long-term liabilities (Note 7)        4,463,582           3,809,818

Minority interest in consolidated
  subsidiary                                1,907,925           1,857,099
      TOTAL LIABILITIES                    69,941,389          97,522,599


Stockholders' equity
   Common stock                               579,087             578,332
   Paid-in capital                          6,661,895           6,593,424
   Retained earnings                       45,340,240          46,529,898
      TOTAL STOCKHOLDERS' EQUITY           52,581,222          53,701,654

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                 $122,522,611        $151,224,253

See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.



                   S-K-I LTD.

Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski Insurance Company.

Consolidated Balance Sheet
                                        January 28, 1996   July 31, 1995
ASSETS                                    (Unaudited)

Current assets:
   Cash and short-term investments
    (at cost, which approximates
     market value)                        $ 8,338,063       $ 2,790,645
   Accounts receivable                      3,377,850         2,677,434
   Notes receivable                           241,254           244,775
   Inventories                              4,767,646         3,955,722
   Prepaid expenses                         2,569,797         1,360,460

     TOTAL CURRENT ASSETS                  19,294,610        11,029,036


Property and equipment, at cost:
   Buildings and grounds                   35,819,580        41,557,838
   Machinery and equipment                 56,961,345        73,123,058
   Leasehold improvements                  39,161,044        48,082,570
   Lifts/liftlines and trails on
    corporate property                     31,564,158        33,787,212
                                          163,506,127       196,550,678

Less - accumulated depreciation and
       amortization                       (79,487,328)      (89,929,914)
                                           84,018,799       106,620,764

Construction in progress                    6,062,888         1,684,442
Land and development costs                  7,917,583        13,469,642

     NET PROPERTY AND EQUIPMENT            97,999,270       121,774,848
Long-term investments                       2,627,406         1,628,477
Other assets                                2,601,325         2,289,152

    TOTAL ASSETS                         $122,522,611      $136,721,513

See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.



                     S-K-I LTD.
Item 1.     Financial Statements

Company or group of companies for which report is filed:
S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd.,
Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd.
and Ski Insurance Company.

Consolidated Balance Sheet
                                       January 28, 1996    July 31, 1995
LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)

Current liabilities:
   Current portion of long-term debt      $  1,598,519      $  3,858,184
   Accounts payable                          7,397,993         1,617,621
   Federal income tax payable (Note 3)         880,097           272,252
   Accrued lease payments - Vermont            550,687         1,039,366
   Accrued wages                             1,350,410           529,074
   Deposits and other unearned revenue       4,542,844         1,706,017
   Other accrued expenses (Note 7)           9,571,719         5,157,743

      TOTAL CURRENT LIABILITIES             25,892,269        14,181,057

Long-term debt                              21,117,554        38,790,032

Subordinated debentures                     11,400,000        11,400,000

Deferred income taxes (Note 3)               5,160,059         8,479,956

Other long-term liabilities (Note 7)         4,463,582         4,432,027

Minority interest in consolidated subsidiary 1,907,925         1,876,188


      TOTAL LIABILITIES                     69,941,389        79,159,260

Stockholders' equity
   Common stock                                579,087           578,593
   Paid-in capital                           6,661,895         6,617,552
   Retained earnings                        45,340,240        50,366,108
      TOTAL STOCKHOLDERS' EQUITY            52,581,222        57,562,253


TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $122,522,611      $136,721,513


See accompanying Notes to (Unaudited) Condensed
Consolidated Financial Statements.



                    S-K-I LTD.
Item 1.     Financial Statements

Company or group of companies for which report is filed:
S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain
Ltd., Sugarloaf Mountain Corp., Waterville Valley Ski
Area Ltd. and Ski Insurance Company

Consolidated Statement of Cash Flows          For the Six Months Ended
                                         January 28, 1996    January 29,1995
                                            (Unaudited)         (Unaudited)
Cash flows from operating activities:
   Net loss                                 ($4,273,476)        ($2,806,813)
   Non-cash items included in net income:
    Loss on sale of Bear Mountain
      Ltd.(Note 2)                            4,206,646
   Minority interest in net loss of
      subsidiary                                 31,737           (318,039)
   Depreciation and amortization              4,922,469          6,924,299
   Deferred tax benefit                      (3,319,897)
   CASH FLOW FROM OPERATING ACTIVITIES
    BEFORE CHANGES IN ASSETS AND
    LIABILITIES                               1,567,479          3,799,447

    Changes in assets and liabilities:
    Decrease(increase) in accounts
      receivable                                138,544          (726,526)
    Decrease in notes receivable                  3,521           111,069
    Increase in inventories                  (1,386,127)       (2,035,408)
    Increase in prepaid expenses             (1,327,338)         (351,615)
    Increase in accounts payable              5,780,372         3,967,327
    Increase(decrease) in income
      taxes payable                             607,845        (1,721,807)
    Decrease in accrued lease payments -
     - Vermont                                 (488,679)         (662,263)
    Increase in accrued wages                   820,536           984,894
    Increase in deposits and other
      unearned revenue                        2,953,883         3,930,286
    Increase in other accrued expenses        4,413,987         3,971,937
    Increase  in other long-term liabilities     31,555           601,537
CASH FLOW PROVIDED BY OPERATING ACTIVITIES
  AFTER CHANGES IN ASSETS AND LIABILITIES    13,115,578        11,868,878

Cash flows from investing activities:
   Additions to property and equipment       (4,980,162)      (17,310,439)
   Net book value of property and
     equipment sold                                                40,760
   Purchase of long-term investments           (998,929)         (453,407)
   Other                                        (80,958)          421,253
   Net proceeds from the sale of net
    assets of Bear Mountain (Note 2)         19,131,587
   Businesses acquired less cash on hand
    from businesses acquired                                  (12,552,020)
NET CASH USED FOR INVESTING ACTIVITES        13,071,538       (29,853,853)
Cash flows from financing activities:
   Proceeds from issuance of long-
    term debt and subordinated debentures        42,315        24,206,022
   Net(reductions)in revolving
     credit agreement                       (17,500,000)
   Reductions in long-term debt                (214,793)       (2,188,780)
   (Decrease)increase in current
     portion of long-term debt               (2,259,665)        2,528,265
   Proceeds from issuance of common stock        44,837            16,172
   Payment of dividends                        (752,392)         (693,997)
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                       (20,639,698)      23,867,682

Net increase in cash and short-term
   investments                                 5,547,418        5,882,707
Cash and short-term investments at
   beginning of year                           2,790,645        2,704,302

CASH AND SHORT-TERM INVESTMENTS AT
   END OF PERIOD                             $ 8,338,063       $8,587,009

Interest paid                                 $1,921,753       $1,477,308
Income taxes paid, net of refunds                150,200          281,350

See accompanying Notes to (Unaudited) Condensed
Consolidated Financial Statements.



                       S-K-I LTD.

PART 1.  NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 28, 1996, July 31,1995 and January 29, 1995, the results of operations for the three months and six months ended January
     28, 1996 and January 29, 1995 and cash flows for the six months ended January 28,1996 and January 29, 1995. All such adjustments are of a normal recurring nature with the exception of the sale of the majority of Bear Mountain assets. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the consolidated financial statements in the 1995 Annual Report to the Securities and Exchange
     Commission on Form 10-K.

2.   Bear Mountain Sale

     On October 23, 1995 the Company sold a majority of the ski resort related and golf course assets of Bear Mountain to Fibreboard Corporation for approximately $20,500,000. The transaction had the following noncash impact on the balance sheet:


      Increase in current assets, net                       $   263,812
      Decrease in property, plant and equipment, net        (23,833,271)
      Increase in other non-current liabilities, net            231,226
                                                            ____________
                                                          $ (23,338,233)

3.   Income Taxes

     The provision for taxes on income is based on a projected annual effective tax rate. The Company has reflected an effective tax rate through the second quarter of approximately 39%.

     Deferred income taxes include the cumulative reduction in current taxes payable resulting principally from the excess of depreciation reported for tax purposes over that reported for financial purposes.

4.   Seasonal Business

     Results for interim periods are not indicative of results to be expected for the year, due to the seasonal nature of the business (skiing resorts).

5.   Net Income per Common Share

     Earnings per Common Share figures are based on the average shares outstanding during the second quarter of Fiscal 1996 of 5,788,445 and year to date Fiscal
     1996 of 5,787,611 (5,782,995 in second quarter
     Fiscal 1995 and 5,782,503 year to date Fiscal 1995).
     Shares issuable upon the exercise of stock options grants have not been included in the per share computation because they would not have a material effect on earnings per share.

6.   Stock Options

     The 1988 Incentive Stock Option Plan authorized
     168,750 shares of common stock to be optioned.  On
     November 18, 1994 the stockholders approved an additional 100,000 shaares. In the second quarter of Fiscal 1996 3,250 shares were exercised and 1,500 shares were forfeited. In the first quarter of Fiscal 1996, 1,700 shares were exercised and 4,050 shares were forfeited.

     The 1982 Stock Option Plan authorized 187,500 shares of common stock to be optioned. No shares were granted, exercised or forfeited under this plan during the first or second quarters 1996.

7.   General Liability

     Provision is made for the estimated costs under the deductible portion of S-K-I's general liability insurance policies. The balance of such reserves at January 28, 1996, July 31, 1995 and January 29, 1995
     were $4,804,779, $5,765,878, and $3,556,741
     respectively.  Of such amounts, $4,118,382,
     $4,432,027 and $3,048,634 are included in other long-term liabilities at January 28, 1996, July 31, 1995 and January 29, 1995, respectively, with the remaining balance included in other accrued expenses.

8.   Postretirement Health Care and Life Insurance Benefits

     The Company does not provide health care and life insurance benefits for retired employees who reach normal retirement age. The adoption of SFAS No.
     106, Employer's Accounting for Postretirement
     Benefits Other Than Pensions, has no effect on the Company's financial position or results of operation.

9.   Dividend Paid

     During November 1995, the Board of Directors
     declared a $.13 per share dividend on Common Stock
     payable to stockholders of record on December 8,
     1995.   The dividend was paid on January 17, 1996.

 10. Subsequent Events

     S-K-I Ltd. announced that is has received, through its investment financial advisor Schroder Wertheim, an offer by LBO Enterprises of Newry, Maine, to purchase all of the approximately 6,000,000 shares of outstanding stock of S-K-I Ltd. for $18.00 per share. The S-K-I Ltd. board of directors has approved a definitive merger agreement with LBO
     Enterprises. A meeting of S-K-I Ltd. shareholders will be held in the near future to consider the offer as recommended by the S-K-I Ltd. board. The total value of the offer for the equity approximates $107,000,000. The transaction is subject to, among other things, shareholder approval and regulatory approvals.

11.  In March 1995, the Financial Accounting Standards
     Board issued Statement of Financial Accounting
     Standards No. 121 (FAS 121), "Accounting for the
     Impairment of Long-Lived Assets and for Long-Lived
     Assets to be Disposed Of". The standard identifies indicators to determine whether an impairment of longlived assets has been incurred and provides guidance in determining the amount of the impairment. The Company will adopt SFAS No. 121 in
     1996. The Company expects that there will not be a material impact to the Company's financial position or results of operations as a result of adopting this standard.

     In October 1995, the Financial Accounting Standards
     Board issued Statement of Financial Accounting
     Standards No. 123 (FAS 123), "Accounting for Stack
     Based Compensation". The Company does not intend to adopt the new compensation expense provisions of FAS
     123 but will adopt the disclosure provisions in 1996.


                      S-K-I   LTD.

                         PART I.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


     The following revenue and expense analysis, section
     I and II, compares results of the remaining divisions after the sale of Bear Mountain. For this discussion, Bear Mountain results have been removed for this year and last in order not to distort the comparison between years.


I. Revenue and expense changes for the second quarter of Fiscal 1996 compared to the second quarter of Fiscal
     1995.

     Revenues increased 18% because of an overall increase in operations with tickets, restaurants and bars, and retail representing the majority of the increase at all areas.

     Cost of operations increased 17% in support of increased revenues with a large percnetage due to lease expense related to the Bombardier lease contract.

     Other taxes increased 11% primarily due to increases in sales and meals and rooms tax from higher revenues.

     Interest decreased 45% primarily due to reduction of debt using cash from the sale of Bear Mountain and secondarily from better cashflow from operations.

     Depreciation decreased 13% primarily due to the Bombardier contract whereby grooming vehicles were sold back to Bombardier and then leased from them.

II. Revenue and expense changes for the first six months of Fiscal 1996 compared to the first six months of Fiscal 1995.

     Revenues increased 18% for reasons noted in the quarter to quarter comparison with similar divisional results.

     Cost of operations increased 15% again for reasons noted in the quarter to quarter comparison with similar divisional results.

     Other taxes increased 12% as noted in quarter to quarter comparison with similar divisional results.

     Selling, general and administrative increased 10% due to a more aggressive "Peaks of Excitement" marketing program.

     Depreciation decreased 12% as noted previously primarily due to the lease contract with Bombardier.



III. Balance Sheet changes at the end of the second quarter of Fiscal 1996 compared to the end of the second quarter of Fiscal 1995.

     Accounts receivable increased approximately
     $1,001,000 due to very nearly $868,000 of the proceeds from the sale of Bear Mountain assets which remain in escrow at January 28, 1996. Management expects this balance to be collected in full of during the third quarter.

     Inventories decreased approximately $1,190,000 primarily due to the sale of vehicle maintenance parts to Bombardier and Bear Mountain.

     Prepaids increased approximately $284,000 primarily due the "Peaks of Excitement" marketing program.

     Fixed assets decreased approximately $31,079,000 primarily due to the sale of Bear Mountain and secondarily to the Bombardier lease contract, partially offset by fixed assets for completion of the Skyeship at Killington.

     Construction in progress decreased approximately
     $10,267,000 primarily due to the Skyeship at Killington and secondarily to a smaller overall capital program in 1996 versus 1995.


     Land and development decreased $6,600,000 primarily due to the sale of Bear Mountain and secondarily to a transfer from development to fixed assets at Killington.

     Long-term investments increased approximately
     2,174,000 due to reinvesting current cash and premiums accumulating within Ski Insurance Company.

     Short-term notes payable decreased approximately
     $1,886,000 primarily due to the payment of a note setup at the time of the purchase of Bear Mountain in 1988 and a reduction in the line of credit at Sugarloaf.

     Deposits decreased approximately $829,000 primarily due to decreases in lodging deposits and the sale of Bear Mountain.

     Long-term notes payable decreased approximately
     $25,876,000 primarily due to repayments using cash from the sale of Bear Mountain and to improved cash flows from operations.

     Deferred income taxes decreased approximately
     $2,597,000 principally due to the transfer of Bear
     Mountain's deferred income taxes to current income taxes as a result of the sale.

     Other long-term liabilities increased approximately
     $654,000 primarily due to on-going premium payments from the divisions to the wholly owned insurance captive partially offset by the payment of claims.

IV. Balance Sheet changes at the end of the second quarter of Fiscal 1996 compared to the year ended
     July 31, 1995.

     Cash, Prepaid Expenses, Inventories, Construction in
     Progress, Accounts Payable, Income Taxes Payable,
     Accrued Wages, Deposits and Other Accrued Expenses usually reflect large increases or decreases due to the seasonal nature of the business.

     Accounts receivable increased approximately $700,000 due primarily to very nearly $868,000 of the proceeds from the sale of Bear Mountain assets which remain in escrow at January 28, 1996. Management expects this balance to be collected in full during the third quarter.

     Land and development decreased approximately
     $5,552,000 primarily due to the sale of Bear
     Mountain.

     Long-term investments increased $999,000 primarily due to reinvesting current cash and premiums accumulating within Ski Insurance Company.

     Deferred charges and other assets increased approximately $312,000 in large part because of receivables related to the sale of Bear Mountain.

     Short-term notes payable decreased approximately
     $2,260,000 primarily due to the payment of a note due from the purchase of Bear Mountain and a paydown in the line of credit at Sugarloaf.

     Accrued lease payments-Vt decreased approximately
     $489,000 primarily due to payment in December on Fiscal 1995 leasehold liability.

     Long-term notes payable decreased approximately
     $17,672,000 primarily due to repayments using cash received from the sale of Bear Mountain and improved cash flows from operations.

V.   Liquidity
     Cash generated from operations during the first six months of Fiscal 1996 was $13,115,578 as compared to cash generated during the first six months of Fiscal 1995 of $11,868,878. Cash generated from investing activities was $13,071,538 during the first six months of Fiscal year 1996. Cash used for investing activities during the first six months of Fiscal year 1995 was $29,853,853. Due to the seasonality of the Company's business and a significant increase to capital assets in the first six months of Fiscal
     1995, the Company utilized its bank facilities to meet its cash needs. During the first six months of Fiscal 1996, until the sale of Bear Mountain in late October 1996, the Company utilized its bank facilities to meet its cash needs.



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

    A Form 8-K was filed on February 15, 1996 for the purchase of S-K-I Ltd.







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