Form 10-Q
period 1996-04-28
SKI LTD
filed 1996-05-30
CIK 755499

18


                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                  Washington, D. C.  20549

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended  April  28, 1996       Commission File Number  0-13055

                  S-K-I Limited
(Exact name of registrant as specified in its charter)

       Delaware                                     03-0294233
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

   Airport Exec. Plaza, Suite 5
   PO Box 5494
   West Lebanon, NH                                03784
(Address of principal executive office)           Zip Code


Registrant's telephone number, including area code     603-298-1183

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

Class                                  Outstanding at April 28, 1996

Common Stock $.10 Par Value                     5,790,882




                         S-K-I LTD.
                      TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION:                               Page No.

   Item 1.     Financial Statements

   Consolidated Statement of Operations (Unaudited)
   Three Months Ended April 28, 1996
   and April 30,1995                                                 3

   Consolidated Statement of Operations (Unaudited)
   Nine Months Ended April 28,1996
   and April 30,1995                                                 4

   Consolidated Balance Sheet (Unaudited)
   As of April 28,1996 and April 30,1995                             5-6

   Consolidated Balance Sheet
   As of April 28,1996 (Unaudited) and
   July 31,1995                                                      7-8

   Consolidated Statement of Cash Flows (Unaudited)
   Nine Months Ended April 28,1996 and April 30,1995                 9

   Notes to (Unaudited) Condensed Consolidated Financial
   Statements                                                        10-12

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations            13-16

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                         17

   Signature Page                                                    18


                                S-K-I LTD.


Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski Insurance Company.


Consolidated Statement of Operations          For the Three Months Ended
                                           April 28, 1996   April 30,1995
                                             (Unaudited)     (Unaudited)

Revenues                                     $49,670,538     $50,460,547

Expenses:
   Cost of operations including
    wages, maintenance and supplies           19,172,818      17,642,230
   Other taxes                                 3,282,542       3,306,317
   Utilities                                   2,244,065       2,281,161
   Insurance                                   2,373,557       2,663,976
   Selling, general and
    administrative expenses                    5,580,089       4,919,402
   Interest                                      646,383       1,136,806
   Depreciation and amortization(Note 3)       5,223,730       6,918,678
   Loss on sale of Bear Mountain(Note 2)         530,000

    Total expenses                            39,053,184      38,868,570

Income before provision for income taxes      10,617,354      11,591,977

Provision for income taxes (Note 3)            4,140,763       4,444,722

Net income before minority interest            6,476,591       7,147,255

Minority interest in net income of
 consolidated subsidiary                        (494,790)       (511,525)

Net income                                    $5,981,801      $6,635,730

Net income per common share (Note 5)        $       1.03     $      1.15

Retained earnings, beginning of period      $ 45,340,240     $ 46,529,898
Add:   net income                              5,981,801        6,635,730

Retained earnings, end of period            $ 51,322,041     $ 53,165,628

See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.



                             S-K-I LTD.

Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski Insurance Company.


Consolidated Statement of Operations            For the Nine Months Ended
                                           April 28, 1996    April 30, 1995
                                              (Unaudited)       (Unaudited)

Revenues                                     $106,751,742      $106,681,987

Expenses:
   Cost of operations including
    wages, maintenance and supplies            47,885,150        45,309,840
   Other taxes                                  7,540,537         7,544,162
   Utilities                                    7,465,058         7,623,646
   Insurance                                    5,692,399         6,220,257
   Selling, general and
    administrative expenses                    17,060,771        16,376,818
   Interest                                     2,561,289         3,017,626
   Depreciation and amortization(Note 3)       10,146,199        13,842,977
   Loss on sale of Bear Mountain(Note 2)        4,736,646

    Total expenses                            103,088,049        99,935,326

Income before provision for income taxes        3,663,693         6,746,661

Provision for income taxes (Note 3)             1,428,840         2,724,258

Net income before minority interest             2,234,853         4,022,403

Minority interest in net income of
   consolidated subsidiary                       (526,528)         (193,486)

Net income                                      1,708,325         3,828,917

Net income per common share (Note 5)           $      .30        $      .66

Retained earnings, beginning of period       $ 50,366,108      $ 50,030,708
Add:  net income                                1,708,325         3,828,917

Less: Dividends paid on common stock(Note 9)      752,392           693,997

Retained earnings, end of period             $ 51,322,041      $ 53,165,628

See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.



              S-K-I LTD.

Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski Insurance Company.


Consolidated Balance Sheet
                                        April 28, 1996 April 30, 1995
ASSETS                                     (Unaudited)    (Unaudited)

Current assets:
   Cash and short-term investments
    (at cost, which approximates
     market value)                         $ 12,027,556    $ 1,326,146
   Accounts receivable                        2,068,022      2,374,759
   Notes receivable                             242,128        244,416
   Inventories                                3,281,908      4,462,833
   Prepaid expenses                           1,134,816      1,531,846

     TOTAL CURRENT ASSETS                    18,754,430      9,940,000


Property and equipment, at cost:
   Buildings & grounds                       36,335,433     41,324,248
   Machinery and equipment                   60,313,773     88,710,110
   Leasehold improvements                    39,794,570     47,947,703
   Lifts/liftlines and trails on
    corporate property                       32,085,284     33,774,710
                                           ____________     ___________
                                            168,529,060    211,756,771

Less - accumulated depreciation and
       amortization                         (83,933,510)  (102,712,410)
                                           ____________    ____________
                                             84,595,550    109,044,361

Construction in progress                        772,749      1,596,059
Land and development costs                    8,359,837     13,469,692

     NET PROPERTY AND EQUIPMENT              93,728,136    124,110,112
Long-term investments                         3,588,798      1,778,704
Other assets                                  2,382,298      2,900,982

    TOTAL ASSETS                           $118,453,662   $138,729,798


See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.



             S-K-I LTD.
Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski Insurance Company.


Consolidated Balance Sheet
                                       April 28, 1996    April 30, 1995
LIABILITIES AND STOCKHOLDERS' EQUITY      (Unaudited)       (Unaudited)

Current liabilities:
   Current portion of long-term debt      $ 1,566,927      $  3,516,151
   Accounts payable                         1,714,241         2,137,374
   Income tax payable (Note 3)              1,256,500         2,779,991
   Accrued lease payments - Vermont         1,108,254         1,026,902
   Accrued wages                              717,329           616,342
   Deposits and other unearned revenue      1,044,614         1,057,900
   Other accrued expenses (Note 7)          6,512,619         6,134,157

      TOTAL CURRENT LIABILITIES            13,920,484        17,268,817

Long-term debt                             19,821,979        35,277,079

Subordinated debentures                    11,400,000        11,400,000

Deferred income taxes (Note 3)              7,238,102         7,467,449

Other long-term liabilities (Note 7)        5,107,358         4,610,446

Minority interest in consolidated
 subsidiary                                 2,402,716         2,368,624

      TOTAL LIABILITIES                    59,890,639        78,392,415


Stockholders' equity;
   Common stock                               579,087           578,331
   Paid-in capital                          6,661,895         6,593,424
   Retained earnings                       51,322,041        53,165,628
      TOTAL STOCKHOLDERS' EQUITY           58,563,023        60,337,383


TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY $118,453,662      $138,729,798


See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.



              S-K-I LTD.

Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski Insurance Company.


Consolidated Balance Sheet
                                       April 28, 1996   July 31, 1995
ASSETS                                    (Unaudited)

Current assets:
   Cash and short-term investments
    (at cost, which approximates
     market value)                       $ 12,027,556    $  2,790,645
   Accounts receivable                      2,068,022       2,677,434
   Notes receivable                           242,128         244,775
   Inventories                              3,281,908       3,955,722
   Prepaid expenses                         1,134,816       1,360,460

     TOTAL CURRENT ASSETS                  18,754,430      11,029,036


Property and equipment, at cost:
   Buildings and grounds                   36,335,433      41,557,838
   Machinery and equipment                 60,313,773      73,123,058
   Leasehold improvements                  39,794,570      48,082,570
   Lifts/liftlines and trails on
    corporate property                     32,085,284      33,787,212

                                          168,529,060     196,550,678

Less - accumulated depreciation and
       amortization                       (83,933,510)    (89,929,914)
                                          ___________     ___________
                                           84,595,550     106,620,764

Construction in progress                      772,749       1,684,442
Land and development costs                  8,359,837      13,469,642

     NET PROPERTY AND EQUIPMENT            93,728,136     121,774,848
Long-term investments                       3,588,798       1,628,477
Other assets                                2,382,298       2,289,152

    TOTAL ASSETS                         $118,453,662    $136,721,513

See accompanying Notes to (Unaudited) Condensed Consolidated
Financial Statements.



              S-K-I LTD.
Item 1.     Financial Statements

Company or group of companies for which report is filed: S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski Insurance Company.


Consolidated Balance Sheet
                                          April 28, 1996   July 31, 1995
LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)

Current liabilities:
   Current portion of long-term debt      $  1,566,927    $  3,858,184
   Accounts payable                          1,714,241       1,617,621
   Income tax payable (Note 3)               1,256,500         272,252
   Accrued lease payments - Vermont          1,108,254       1,039,366
   Accrued wages                               717,329         529,874
   Deposits and other unearned revenue       1,044,614       1,706,017
   Other accrued expenses (Note 7)           6,512,619       5,157,743

      TOTAL CURRENT LIABILITIES             13,920,484      14,181,057

Long-term debt                              19,821,979      38,790,032

Subordinated debentures                     11,400,000      11,400,000

Deferred income taxes (Note 3)               7,238,102       8,479,956

Other long-term liabilities (Note 7)         5,107,358       4,432,027

Minority interest in consolidated subsidiary 2,402,716       1,876,188
      TOTAL LIABILITIES                     59,890,639      79,159,260

Stockholders' equity
   Common stock                                579,087         578,593
   Paid-in capital                           6,661,895       6,617,552
   Retained earnings                        51,322,041      50,366,108
      TOTAL STOCKHOLDERS' EQUITY            58,563,023      57,562,253

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY $118,453,662    $136,721,513


See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.




                     					S-K-I LTD.
Item 1.     Financial Statements
Company or group of companies for which report is filed:
S-K-I Ltd., Killington Ltd., Mount Snow Ltd., Bear Mountain Ltd., Sugarloaf Mountain Corp., Waterville Valley Ski Area Ltd. and Ski Insurance Company

Consolidated Statement of Cash Flows             		For the Nine	Months Ended
                                      								April 28, 1996  	April 30,1995
                                          							(Unaudited)     (Unaudited)
 Cash flows from operating activities:
	Net income		                                   	$ 1,708,325    $3,828,917
	Non-cash items included in net income:
			Loss on disposition of net assets of
    Bear Mountain Ltd. (Note 2)                				4,736,646
			Minority interest in net income of subsidiary 				526,528	      193,486
  	Depreciation and amortization	               	 10,146,199    13,539,407
	  Deferred income taxes                        		(1,241,854)
	CASH FLOW FROM OPERATING ACTIVITIES BEFORE CHANGES
  IN ASSETS AND LIABILITIES                   			 15,875,844   17,561,810
Changes in assets and liabilities:
		Decrease(increase) in accounts	receivable       			579,712    	(724,565)
		Decrease in notes receivable	                   			  2,647   	  127,323
		Decrease (increase) in inventories				              99,611    	(540,996)
		Decrease in prepaid expenses                   				107,643   	  402,399
		Increase (decrease) in accounts payable			        	 96,620    	(256,947)
		Increase in income taxes payable		               		984,248   	2,517,977
		Increase (decrease)in accrued lease
   payments-Vermont                                   68,888	    (144,963)
		Increase in accrued wages, profit	sharing
   and incentive compensation                   					187,455	     151,435
		(Decrease) in deposits and other	unearned revenue	(544,347)   	(383,618)
		Increase in other accrued expenses             				954,876	     296,736
		Increase in other long-term liabilities		        		675,332   	  934,010
CASH FLOW PROVIDED BY OPERATING ACTIVITIES
 AFTER	CHANGES IN ASSETS AND LIABILITIES	       	 19,088,529   19,940,601
Cash flows from investing activities:
	Additions to property and equipment            		(6,019,657) (18,981,721)
	Net book value of property and equipment sold   				 86,899	      41,067
	Purchase of long-term investments              		(1,960,321)  (1,778,704)
Proceeds from disposition of net assets of
 Bear Mountain Ltd. (Note 2)                					 20,000,247
 Businesses acquired less cash on hand
  from businesses acquired                       								     (12,552,020)
	Other, net                                     					  8,077    	(230,632)
NET CASH PROVIDED BY(USED FOR)INVESTING
 ACTIVITIES                                       12,115,245  (33,502,010)
Cash flows from financing activities:
	Net (reductions) proceeds in revolving
  credit agreement                               (17,500,000)   12,250,000
	Reductions in long-term debt                   		(1,468,050)   (1,949,327)
	(Decrease)increase in current portion of
  long-term debt                                 	(2,291,258)   	2,560,405
	Proceeds from issuance of common stock	          			 44,837	       16,172
	Payment of dividends		                            	(752,392)    	(693,997)
NET CASH PROVIDED (USED IN) BY
 FINANCING ACTIVITIES                           	(21,966,863)   12,183,253

Net increase (decrease) in cash and
 short-term investments                        	   9,236,911    (1,378,156)
Cash and short-term investments at beginning
 of year                                           2,790,645     2,704,302
CASH AND SHORT-TERM INVESTMENTS AT
 END OF	PERIOD                                   $12,027,556    $1,326,146

Interest paid	                                 	 $ 1,998,601    $2,229,834
Income taxes paid, net of refunds		                1,686,523       281,350

See accompanying Notes to (Unaudited) Condensed
Consolidated Financial Statements.


                    				S-K-I LTD.
PART 1.  NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of the Company, the accompanying
  	unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 28, 1996, July 31, 1995 and April 30, 1995, the results of operations for the three months and nine months ended April 28, 1996 and April 30, 1995 and cash flows for the nine months ended April 28,1996 and April 30, 1995. All such adjustments are of a normal recurring nature with the exception of the sale of the majority of Bear Mountain assets. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the consolidated financial statements in the 1995 Annual Report to the Securities and Exchange Commission on Form 10-K.

2.	Bear Mountain Sale

   On October 23, 1995 the Company sold a majority of the ski resort related and golf course assets of Bear Mountain to Fibreboard Corporation for approximately $20,370,000. The transaction had the following non-cash impact on the balance sheet:

       Increase in current assets             		  $			234,000

       Decrease in property and equipment,net     (23,833,000)

       Decrease in other assets, net                 (269,000)

     		Increase in current	liabilities                400,000

3.	Income Taxes

   The provision for taxes on income is based on a projected annual effective tax rate. The Company has reflected an effective tax rate through the third quarter of approximately 39%.

   Deferred income taxes include the cumulative reduction in current taxes payable resulting principally from the excess of depreciation reported for tax purposes over that reported for financial purposes. The reduction in the April 28, 1996 deferred income tax liability from July 31, 1995 is primarily attributable to the October 1995 sale of Bear Mountain and other book-tax differences, principally accelerated depreciation.

4.	Seasonal Business

   Results for interim periods are not indicative of results to be expected for the year, due to the seasonal nature of the business (skiing resorts).

5. Net Income per Common Share

   Net income per common share figures are based on the average shares outstanding during the third quarter of Fiscal 1996 of 5,790,882 and year to date Fiscal 1996 of 5,788,592 (5,783,307 in third quarter Fiscal 1995 and 5,782,745 year to date Fiscal 1995). Shares issuable upon the exercise of stock options grants have not been included in the per share computation because they would not have a material effect on earnings per share.

6. Stock Options

   The 1988 Incentive Stock Option Plan authorized 168,750
   shares of common stock to be optioned. On November 18, 1994 the stockholders approved an additional 100,000 shares. In the third quarter of Fiscal 1996 no shares were exercised and no shares were forfeited. For the nine months ended April 30, 1996, 4,950 shares were exercised and 5,550 shares were forfeited.

   The 1982 Stock Option Plan authorized 187,500 shares of common stock to be optioned. No shares were granted, exercised or forfeited under this plan during Fiscal 1996.

7.	General Liability

   Provision is made for the estimated costs under the deductible portion of S-K-I's general liability insurance policies. The balance of such reserves at April 28, 1996, July 31, 1995 and April 30, 1995 were $5,594,666, $4,930,610, and $4,928,637 respectively. Of such amounts, $4,795,428, $4,226,237 and $4,224,546 are included in other long-term liabilities at April 28, 1996, July 31, 1995 and April 30, 1995, respectively, with the remaining balance included in other accrued expenses.

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

10. Agreement and Plan of Merger

    S-K-I Ltd. announced that it has received, through its investment financial advisor Schroder Wertheim & Co., an offer by LBO Resort Enterprises of Newry, Maine, to purchase all of the approximately 6,000,000 shares of outstanding stock of S-K-I Ltd. for $18.00 per share. The S-K-I Ltd. Board of Directors has approved a definitive merger agreement with LBO Resort Enterprises. A meeting of S-K-I Ltd. shareholders will be held on June 10, 1996 to consider the offer as recommended by the S-K-I Ltd. Board of Directors. The total value of the offer for the equity approximates $107,000,000. The transaction is subject to, among other things, shareholder and regulatory approvals.

11. New Accounting Pronouncements

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121
    (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The standard identifies indicators to determine whether an impairment of long-lived assets has been incurred and provides guidance in determining the amount of the impairment. The Company will adopt SFAS No. 121 in Fiscal 1997. The Company expects that there will not be a material impact to the Company's financial position or results of operations as a result of adopting this standard.

    In October 1995, the Financial Accounting Standards
    Board issued Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation". The Company does not intend to adopt the new compensation expense provisions of FAS 123 but will adopt the disclosure provisions in Fiscal 1997.



                                 S-K-I   LTD.
                                   PART I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Revenue and expense changes for the first nine months of Fiscal 1996 compared to the first nine months of Fiscal 1995.

          Revenues of $106,752,000 for Fiscal 1996 approximated the comparable Fiscal 1995 period. After considering the reduction from the sale of Bear Mountain, revenue increased 13% reflecting an overall increase in skier visits resulting in improved revenues from most operational areas including tickets, restaurants and bars, retail, rental, repair and ski school at all the Company's ski areas.

          Cost of operations increased to $47,885,000 in Fiscal 1996, from $45,309,000 in the comparable Fiscal 1995 period. After considering the reduction resulting from the sale of Bear Mountain, cost of operations increased 17% in support of increased revenues. Additionally, in Fiscal 1996, the Company entered into operating leases for its fleet of snow-grooming vehicles which resulted in incremental lease expense. In turn, the Company's depreciation expense was reduced as a result of having disposed of a majority of its former fleet of owned vehicles in July 1995.

         	Other taxes of $7,540,000 were approximately equal to the comparable Fiscal 1995 period. After considering the reduction resulting from the sale of Bear Mountain, other taxes increased 10% primarily due to increases in sales and meals and rooms tax resulting from higher revenues.

          Selling, general and administrative increased to $17,061,000 in Fiscal 1996 from $16,376,000 in Fiscal 1995. After considering the reduction resulting from the sale of Bear Mountain, selling general and administrative expense increased 17% primarily due to the higher costs of the "Peaks of Excitement" marketing program which was introduced in Fiscal 1996. Additionally, the Company incurred certain expenditures for financial advisory and legal services relating to the impending acquisition by LBO Resort Enterprises.

          Interest decreased 15% due to reduction of debt levels principally relating to the sale of Bear Mountain assets.

          Depreciation and amortization expense decreased to $10,146,000 in Fiscal 1996, from $13,843,000 in Fiscal 1995.
          The reduction is principally attributable to the sale of Bear Mountain assets.

          Revenue and expense changes for the third quarter of Fiscal 1996 compared to the third quarter of Fiscal 1995.

          Revenues decreased to $49,670,000 in Fiscal 1996, versus $50,460,000 for the comparable Fiscal 1995 period.
          After considering the reduction resulting from the sale of Bear Mountain, revenue increased 8% reflecting an overall increase in skier visits resulting in improved revenues from most operational areas including tickets, food and bar, retail, rental, repair and ski school at all the Company's ski areas.

          Cost of operations of $19,173,000 in Fiscal 1996 increased from the comparable Fiscal 1995 period of $17,642,000. After considering the reduction resulting from the sale of Bear Mountain, cost of operations increased 19% in support of increased revenue. Additionally, in Fiscal 1996, the Company entered into an operating lease for its fleet of snow-grooming vehicles which resulted in incremental lease expense compared to the prior year. In turn, the Company's depreciation expense was reduced as a result of having disposed of a majority of its former fleet of owned vehicles in July 1995.

          Selling, general and administrative increased to $5,580,089 versus $4,919,402 in Fiscal 1995 period. After considering the reduction resulting from the sale of Bear Mountain, selling, general and administrative expense increased 32% due to the higher cost of the "Peaks of Excitement" marketing program which was introduced in Fiscal 1996. Additionally, the Company incurred certain expenditures for financial advisory and legal services relating to the impending acquisition by LBO Resort Enterprises.

          Interest decreased 43% due to reduced debt levels principally relating to the sale of Bear Mountain assets.

          Depreciation and amortization expense decreased to $5,224,000 in Fiscal 1996, from $6,919,000 in Fiscal 1995. The reduction is principally attributable to the sale of Bear Mountain assets.

          Balance Sheet changes at the end of the third quarter of Fiscal 1996 compared to the end of the third quarter of Fiscal 1995.

          Cash. In October of 1995, the Company sold a majority of the assets of Bear Mountain. A significant portion of the proceeds from the sale were used to pay down the Company's debt. The Company's cash from operations for the nine months ended April 28, 1996 approximated the prior year, however, the capital expenditures were significantly lower resulting in an increase in cash of approximately $10,701,000.

          Inventories decreased approximately $1,181,000 primarily due to the sale of grooming vehicle maintenance parts in July 1995, the sale of inventories at Bear Mountain in October 1995, and lower levels of retail inventories compared to the prior year.

          Fixed assets decreased approximately $43,228,000 primarily due to the sale of a majority of Bear Mountain's fixed assets, the sale of grooming vehicles in July 1995 offset by the addition of new fixed assets in Fiscal 1996.

          Construction in progress decreased approximately $823,000 primarily due to a smaller capital expansion program in Fiscal 1996.

         	Land and development decreased $5,110,000 primarily due to the sale of a majority of Bear Mountain's land and development assets.


          Long-term investments increased approximately $1,810,000 due to higher levels of investing excess cash and premiums accumulating within Ski Insurance Company.

          Short-term notes payable decreased approximately $1,949,000 primarily due to the payment of a Bear Mountain note and a paydown in the line of credit at Sugarloaf.

          Long-term notes payable decreased approximately $15,455,000 due to repayments of debt.

         Other long-term liabilities increased approximately $497,000 due to additional accruals provided for general liability and workers compensation self-insurances reserves partially offset by the payment of claims.

         Balance Sheet changes at the end of the third quarter of Fiscal 1996 compared to the year ended July 31, 1995.

         Cash. In October of 1995, the Company sold a majority of the assets of Bear Mountain. A significant portion of the proceeds from the sale were used to pay down the Company's debt. The capital expenditures during the nine months ended April 30, 1996 were relatively low resulting in an increase of cash of $9,237,000.

         Inventories decreased approximately $674,000 largely due to the sale of Bear Mountain inventories and lower levels of retail inventory.

         Fixed assets decreased approximately $28,022,000 primarily due to the sale of Bear Mountain fixed assets offset by the addition of new fixed assets in Fiscal 1996.

         Land and development decreased approximately $5,110,000 primarily due to the sale of Bear Mountain land and development assets.

         Long-term investments increased $1,960,000 due to higher levels of investing excess cash and premiums accumulating within Ski Insurance Company.

         Short-term notes payable decreased approximately $2,291,000 primarily due to the payment of a note payable associated with the purchase of Bear Mountain and a paydown in the line of credit at Sugarloaf.

         Income taxes payable increased approximately $984,000 due to normal seasonal fluctuations of the Company's business.

         Deposits and unearned revenue are approximately $661,000 lower as a function of higher levels of deferred advance payments, under the Company's season pass and college card programs, at year-end compared to April 30.

         Other accrued expenses increased approximately $1,355,000 primarily due to additional accruals for workers compensation and general liability claims partially offset by claim payments and normal seasonal fluctuations of the Company's business.

         Long-term notes payable decreased approximately
         $18,968,000 primarily due to repayments of debt.

         Deferred income taxes decreased approximately $1,242,000 primarily due to the transfer of deferred income taxes associated with Bear Mountain to current income taxes precipitated by the sale of a majority of its assets offset by other book-tax differences, principally accelerated depreciation.

         Other long-term liabilities increased approximately
         $675,000 due to additional accruals provided for general liability and workers compensation self-insurance reserves partially offset by the payment of claims.

         Liquidity

         Cash generated from operations during the first nine months of Fiscal 1996 was $19,088,529 as compared to the first nine months of Fiscal 1995 of $19,940,601.
         Cash generated from investing activities was $12,115,247 during the first nine months of Fiscal year 1996. Cash used for investing activities during the first nine months of Fiscal year 1995 was $33,502,010. Due to the seasonality of the Company's business and a significant increase to capital assets in the first nine months of Fiscal 1995, the Company utilized its bank facilities to meet its cash needs.
         During the first nine months of Fiscal 1995, until the sale of Bear Mountain in late October 1995, the Company utilized its bank facilities to meet its cash needs.


         As discussed in Note 10, the Company's Board of Directors has approved a definitive merger agreement with LBO Resort Enterprises.




            					S-K-I   LTD.
                  PART II
             OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(b)  S-K-I Ltd. filed Form 8-Ks on February 13, 1996 and
     February 15, 1996 announcing execution of an Agreement and Plan of Merger among S-K-I Ltd., LBO Resort Enterprises and LBO Acquisition Co. dated February 13, 1996 (hereafter, the "Agreement"). The Agreement, of which a copy was submitted as an exhibit in the February 15th filing, contemplates the acquisition of all of S-K-I's common stock for a price of $18 per share. No financial statements were filed in the 8-Ks.



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